Form 10-Q
period 1996-09-30
ENCAD INC
filed 1996-11-14
CIK 913599

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal quarter ended September 30, 1996

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from __ to __

                       Commission File Number: 0-23034

                                 ENCAD, INC.
           (Exact name of registrant as specified in its charter)

              CALIFORNIA                               95-3672088
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

    6059 CORNERSTONE COURT WEST                           92121
            SAN DIEGO, CA
(Address of principal executive offices)               (Zip Code)



    Registrant's telephone number, including area code:  (619) 452-0882

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the Registrant's Common Stock as of September 30, 1996, was 11,231,918.

ENCAD, INC.

INDEX
                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets at
              September 30, 1996 and December 31, 1995 . . . . . . . . . . . . 3
            Consolidated Statements of Income for the
              three and nine months ended September 30, 1996 and 1995. . . . . 4
            Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1996 and 1995. . . . . . . . . . 5
            Notes to Consolidated Financial Statements . . . . . . . . . . . . 6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .7-12
PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .13
ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . .13
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . .13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .13
ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .13
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .13
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

ENCAD, Inc.
CONSOLIDATED BALANCE SHEETS

(in thousands)                                                  SEPTEMBER 30,  December 31,
                                                                     1996          1995
                                                                ---------------------------
                                                                 (Unaudited)      (Note)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $  3,265       $  3,067
 Short-term investments                                                   -          6,072
 Accounts receivable                                                 17,041         13,029
 Inventories                                                         15,660          8,047
 Deferred income taxes                                                4,224          2,254
 Prepaid expenses                                                       392            285
                                                                   --------       --------
  Total current assets                                               40,582         32,754

PROPERTY - Net                                                       10,158          3,138
OTHER ASSETS                                                            534            236
                                                                   --------       --------
Total                                                             $  51,274      $  36,128
                                                                   --------       --------
                                                                   --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $  7,735       $  4,572
 Accrued expenses and other liabilities                               5,341          2,878
                                                                   --------       --------
  Total current liabilities                                          13,076          7,450
                                                                   --------       --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock                                                        12,714         11,827
 Accumulated earnings                                                25,484         16,851
                                                                   --------       --------
  Total shareholders' equity                                         38,198         28,678
                                                                   --------       --------
TOTAL                                                             $  51,274      $  36,128
                                                                   --------       --------
                                                                   --------       --------

Note:

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements

ENCAD, Inc.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(in thousands, except for per share amounts)

                                                             THREE MONTHS ENDED SEPTEMBER 30,  Nine months ended September 30,
                                                                     1996           1995              1996           1995
                                                             --------------  ----------------  -------------  ----------------
REVENUE                                                            $ 30,047       $ 15,606          $ 74,417       $ 47,796
COST OF GOODS SOLD                                                   15,905          8,829            39,068         26,333
                                                                   --------       --------          --------       --------
GROSS PROFIT                                                         14,142          6,777            35,349         21,463
MARKETING AND SELLING                                                 4,594          2,029            11,786          5,645
RESEARCH AND DEVELOPMENT                                              2,167          1,434             5,936          4,174
GENERAL AND ADMINISTRATIVE                                            1,787            792             4,519          2,687
                                                                   --------       --------          --------       --------
                                                                      8,548          4,255            22,241         12,506
                                                                   --------       --------          --------       --------
INCOME FROM OPERATIONS                                                5,594          2,522            13,108          8,957
INTEREST INCOME - Net                                                    33            141               127            250
                                                                   --------       --------          --------       --------
INCOME BEFORE INCOME TAXES                                            5,627          2,663            13,235          9,207
PROVISION FOR INCOME TAXES                                            1,895            877             4,599          3,192
                                                                   --------       --------          --------       --------
NET INCOME                                                         $  3,732       $  1,786          $  8,636       $  6,015
                                                                   --------       --------          --------       --------
                                                                   --------       --------          --------       --------
EARNINGS PER SHARE                                                 $   0.31       $   0.16          $   0.73       $   0.53
                                                                   --------       --------          --------       --------
                                                                   --------       --------          --------       --------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES                 11,940         11,372            11,798         11,250
                                                                   --------       --------          --------       --------
                                                                   --------       --------          --------       --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1996           1995
                                                                               ---------------  --------------
OPERATING ACTIVITIES:
  Net income                                                                        $ 8,636         $ 6,015
  Adjustments to reconcile net income to cash provided by
    (used for) operating activities:
      Depreciation and amortization                                                   2,077             636
      Provision for losses on accounts receivable and inventories                     2,231             125
      Tax benefit from exercise of stock options                                        401              69
      Changes in assets and liabilities:
        Accounts receivable                                                          (4,219)         (2,952)
        Inventories                                                                  (9,640)         (1,153)
        Deferred income taxes                                                        (1,970)           (320)
        Prepaid expenses and other assets                                              (405)            321
        Accounts payable                                                              3,163             617
        Accrued expenses and other liabilities                                        2,463             598
                                                                               ---------------  --------------
          Cash provided by operating activities                                       2,737           3,956
                                                                               ---------------  --------------
INVESTING ACTIVITIES:
  Purchases of property                                                              (9,097)         (1,393)
  Net cash from (purchases of) short-term investments                                 6,072             461
                                                                               ---------------  --------------
          Cash used in investing activities                                          (3,025)           (932)
                                                                               ---------------  --------------
FINANCING ACTIVITIES:
  Exercise of common stock options and sale of stock under
    employee stock purchase plan                                                        486             324
  Net proceeds from issuance of common stock                                            -               282
                                                                               ---------------  --------------
          Cash provided by financing activities                                         486             606
                                                                               ---------------  --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    198           3,630
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      3,067             842
                                                                               ---------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 3,265         $ 4,472
                                                                               ---------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                                      $ 4,769         $ 2,974

See notes to consolidated financial statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1) The consolidated financial statements at September 30, 1996 and for the three and nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

2) CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments have original maturities of greater than three months but less than one year and are highly liquid.

3)   BALANCE SHEET DETAILS

     INVENTORIES: IN THOUSANDS          SEPTEMBER 30,  December 31,
                                            1996           1995
     --------------------------------------------------------------
                    Raw materials          $  8,147        4,601
                    Work-in-process             324          224
                    Finished goods            7,189        3,222
                                        ------------    -----------
                     Total                $  15,660        8,047
                                        ------------    -----------
                                        ------------    -----------


4)   SHAREHOLDERS' EQUITY

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

   REVENUE - Total revenues for the third quarter and nine months ended September 30, 1996 increased to $30.0 and $74.4 million, respectively, up 93% and 56%, respectively compared to the same periods in 1995. The increase is primarily attributable to an increased sales volume of the Company's NovaJet product line, including sales of the NovaJet Pro and the NovaJet Pro 50, which were introduced in November 1995 and February 1996, respectively. The Company's original equipment manufacturer ("OEM") sales for the third quarter and nine months ended September 30, 1996 increased to 27% and 25% of revenue, respectively, as compared with 26% and 18% of revenue in the third quarter and first nine months of 1995, respectively. During the quarter ended September 30, 1996, one OEM customer accounted for 17% of revenue. International sales accounted for approximately 58% and 55% of the Company's revenue for the third quarter of 1996 and the third quarter of 1995, respectively.

   COST OF GOODS SOLD - Cost of goods sold for the third quarter and nine months ended September 30, 1996 as a percentage of revenue decreased to 53% and 52%, respectively, in 1996 compared to 57% and 55%, respectively, for the same periods in 1995, causing a comparable increase in gross margin as a percentage of revenues. This decrease in the cost of goods sold is due primarily to a favorable product mix including the higher margin NovaJet products, offsetting the lower margin products - CadJet, supplies (as a group) and accessories. Gross margins as a percentage of revenue are affected by competitive price pressures causing a reduction in unit selling prices, product mix, as described above, and short product life cycles.

   MARKETING AND SELLING - Marketing and selling expenses for the third quarter and nine months ended September 30, 1996 increased approximately $2.6 and $6.1 million, respectively, over the same periods in 1995. These expenses represented 15% and 16% of revenue, respectively, as compared to 13% and 12% of revenue for the third quarter and nine months of 1995. Most of the increase is related to costs associated with increased staffing, the advertising of new products, increased emphasis on promoting the supplies portion of the Company's business and increased tradeshow activity compared to the same periods in the prior year. Marketing and selling expenses in absolute dollars and as a percent of revenue are expected to continue to increase over prior year amounts as the Company promotes its competitive products and supports its marketing and selling activities.

   RESEARCH AND DEVELOPMENT - Research and development expenses for the third quarter and nine months ended September 30, 1996 increased $0.7 million and $1.8 million, respectively, to $2.2 and $5.9 million compared to the same periods in 1995. These expenses represented 7% and 8% of revenue for the third quarter and first nine months of 1996, respectively, as compared to 9% of revenue for both periods in 1995. The absolute dollar increase was primarily attributable to increased staffing and related costs associated with additional development projects, and increased consulting expenses. The Company expects to continue to invest significant resources in new product development and enhancements to existing products. The Company expects that research and development expenses will continue to increase in absolute dollars and may increase as a percentage of revenue as compared to prior periods.

   GENERAL AND ADMINISTRATIVE - General and administrative expenses for the third quarter and nine months ended September 30, 1996 increased to $1.8 and $4.5 million, respectively, compared to $0.8 million and $2.7 million in the same periods during 1995. These expenses represented 6% of revenue for both the third quarter and nine months ended September 30, 1996 compared to 5% and 6% of revenue in the third quarter and nine months ended September 30, 1995, respectively. The increase in absolute dollars was for both periods due to higher staffing levels necessary to support increased Company staffing and additional legal expenses.

   PROVISION FOR INCOME TAXES - The Company's combined state, federal and foreign tax rate was approximately 34% for the quarter ended September 30, 1996, and 35% for the nine months then ended, compared to 33% and 35% for the comparable periods in 1995. The combined tax rate differed from the federal statutory rate primarily as a result of the imposition of state taxes, the tax benefit derived from the Company's Foreign Sale Corporation, and foreign earnings taxed at local rates.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company funds its operations primarily through cash flow provided by operations. As of September 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $3.3 million, and working capital of $27.5 million. The corresponding amounts at December 31, 1995 were $9.1 and $25.3 million, respectively.

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

   The Company has received and anticipates it will continue to receive the majority of its cash from collections on its accounts receivable, which are generated from its worldwide distributors and a small number of OEMs. These groups have a history of timely payments, however, an increase in international sales tends to increase the aggregate amount of the Company's accounts receivable due to typically slower payments by international customers.

   Net accounts receivable increased $4.0 million at September 30, 1996, up from $13.0 million at the end of 1995. The increase was primarily due to increased revenues over the period.

   At September 30, 1996 net inventories had increased by $7.6 million from $8.0 million at the end of 1995. The increase was due to increased inventories of ink and media intended to support the Company's plans to place greater emphasis on the development and marketing of supplies and increased inventories to support the increased sales of the NovaJet product lines.

   In the nine month period ended September 30, 1996, and 1995, the Company made capital expenditures of $9.1 and $1.4 million, respectively. The capital expenditures for the nine month period ended September 30, 1996, included approximately $6.0 million for the purchase of the Company's headquarter facilities in February 1996.

   The growth of the Company's business will require the commitment of substantial capital resources. Actual cash requirements may vary from planned amounts, depending on timing of product introductions and extent of acceptance of new products. To date, inflation has not had a significant effect on the Company's operating results. The Company's overall level of operating expense is expected to increase, primarily due to increased expense associated with costs of developing and marketing new products. Management believes that its existing cash, cash equivalents, short-term investments, cash generated from operations, borrowing capacity on its headquarter facilities, and up to amounts available under a bank line of credit, expiring in June 1998, will be sufficient to satisfy its anticipated working capital needs through 1997. During the quarter ended September 30, 1996, the Company borrowed and repaid $3.0 million under the line of credit.

RISKS AND UNCERTAINTIES

   POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE - The Company's quarterly operating results can fluctuate significantly depending on factors such as the timing of product announcements and subsequent introductions by the Company and its competitors, availability and cost of components, timing of shipments of the Company's products, mix of product families shipped, market acceptance of new products, seasonality, currency fluctuations, changes in prices by the Company and its competitors, price protection for selling price reductions offered to distributors and OEMs, the timing of expenditures for staffing and related expenditures, advertising, promotion, research and development and changes in general economic conditions. Any one of these factors could have a material adverse effect on the Company's results of operations. The Company may experience significant quarterly fluctuations in total revenues as well as operating expenses with respect to future new product introductions. In addition, the Company's component purchases, production and spending levels are based upon forecast demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems or printer products. The Company's failure to complete shipments during a quarter could have a material adverse effect on the Company's results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company can maintain the levels of revenue and profitability experienced over the past three years on a quarterly or annual basis.



     HIGHLY COMPETITIVE INDUSTRY - The markets for the Company's products, both printers and supplies, is highly competitive and rapidly changing and the Company believes that new competitors will likely enter the market. The Company's principal competitor in the United States and overseas is Hewlett-Packard Company ("Hewlett-Packard"), which dominates the wide-format inkjet markets. In addition to direct competition in inkjet printers and related supplies, the Company's products also face competition from other technologies in the wide-format inkjet market. Such technologies include pen, electrostatic and thermal methods. Some of the Company's current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in the wide-format inkjet market depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, price, performance, product distribution, marketing ability, and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and there can be no assurance that price reductions will not be required in the future. Price reductions, if not offset by similar reductions in cost of goods sold, will affect gross margins and may adversely affect the Company's results of operations.



     SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE - The markets for wide-format printers and related supplies is characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products. Advances in technology will require increased investment in product engineering to maintain the Company's market position. In addition, the Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance existing products and lower costs. The Company's future operating results could be adversely affected if the Company is unable to develop and manufacture new, competitive products in a timely manner.



     COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES - While most components are available locally from multiple vendors, certain components used in the Company's products are only available from single sources. Although the Company generally buys components under purchase orders and does not have long-term agreements with its suppliers, it expects that its suppliers will be able to continue to satisfy its requirements. The Company's plan is to develop strategic relationships with single suppliers of its components rather than to develop second sources. Although alternate suppliers are readily available for most of these components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take up to six months and cause substantial disruption to the Company's operations. The Company maintains a material requirements planning system that is intended to aid in making "Just-in-Time" decisions; however, if a supplier is unable to meet the Company's needs or supplies parts which the Company finds unacceptable, the Company may not be able to meet production demands. Certain key components of the Company's products are supplied directly or indirectly by its principal competitor, Hewlett-Packard. The Company believes that Hewlett-Packard supplies these components to many other customers. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company's results of operations.



     POSSIBILITY OF CHALLENGE TO COMPANY'S PRODUCTS OR INTELLECTUAL PROPERTY RIGHTS - From time to time, certain competitors, including Hewlett-Packard, have asserted patent, copyright and other intellectual property rights relevant to the Company's business. The Company expects that this will continue. The Company carefully evaluates each assertion relating to its products. If the Company is not successful in establishing that any asserted rights have not been violated, or has licensed a disputed technology, the Company could be prohibited from marketing the products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe upon the intellectual property rights of others, the Company could be enjoined from further infringement and be liable for any damages. The Company relies on a combination of trade secret, copyright, trademark and patent protection and non-disclosure agreements to protect its proprietary rights. There can be no assurance, however, that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

     DEPENDENCE ON EXPORT SALES - For the third quarter and nine months ended September 30, 1996 and 1995, sales outside the United States represented approximately 58% and 60%, and 55% and 62% of total revenues, respectively. The Company expects export sales to continue to represent a significant portion of its total revenues. All of the Company's products sold in the international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.



     FUTURE CAPITAL NEEDS - Although the Company first achieved profitability on an annual basis in 1992, there can be no assurance that future profitability or revenue growth, if any, will continue on a quarterly or annual basis. Losses may occur on a quarterly or annual basis for a number of reasons outside the Company's control. The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company may need to raise additional funds. The Company may seek such additional funding through public and private financing, including equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or if available not on terms acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate some or all of its planned activities.
The Company anticipates that its existing cash, cash equivalents, short-term investments, cash generated from operations, borrowing capacity on its headquarter facilities and amounts available under a bank line of credit will be sufficient to satisfy its currently anticipated working capital needs through 1997.

     RELIANCE ON INDIRECT DISTRIBUTION - The Company markets and sells it products domestically and internationally primarily through specialty distributors, dealers and VARs. The Company's sales are principally made through distributors which may carry competing product lines. Such distributors could reduce or discontinue sales of the Company's products which could have a material adverse effect on the Company's operating results. There can be no assurance that these independent distributors will devote the resources necessary to provide effective sales and marketing support of the Company's products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other factors affecting the wide-format printer market. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels. Although the Company believes that it provides adequate allowances for bad debts and, to date, has not experienced significant amounts of bad debts, there can be no assurance that actual bad debts will not exceed recorded allowances resulting in a material adverse effect on operating results. To expand its distribution channels, the Company has entered into selected OEM and private label arrangements that allow it to address specific market segments or
geographic areas.   In order to prevent inventory writedowns, to the extent that
OEM and private label customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

     DEPENDENCE ON KEY PERSONNEL - The success of the Company is dependent, in part, on its ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and the inability to attract additional key employees or the loss of one or more current key employees could adversely affect the Company. None of the Company's senior management is subject to an employment agreement with the Company. There can be no assurance that the Company will retain its key personnel. In addition, as part of its research and development efforts, the Company relies heavily on industry consultants to assist and influence design decisions, ensure continued compatibility with software and hardware leaders, keep abreast of technological advances, and design for manufacture. A delay in product introduction is possible to the extent key consultants become unavailable.

     MANAGEMENT OF GROWTH - The Company has recently experienced significant growth as revenues from product sales have increased to approximately $74.4 million for the nine month period ended September 31, 1996, compared to $47.8 million for the comparable period in 1995. For the years ended December 31, 1995, 1994 and 1993, respectively, sales were $65.5 million, $43.6 million and $23.2 million. Such growth has placed, and, if continued, will continue to place, a significant strain on the Company's management, systems and operations. The Company's future operating results will depend on its ability to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new, and enhance existing, operational information and financial control systems. There can be no assurance that any new personnel hired by the Company will be successfully integrated into the business. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations

   DEVELOPING WIDE-FORMAT INKJET MARKET AND APPLICATIONS - The market for wide-format, color inkjet printers and related supplies is relatively new and is still developing. The Company believes that there has been growing market acceptance for inkjet printers and related supplies. There can be no assurance that the market and applications for wide-format printers and related supplies will continue to grow. As other technologies are constantly improving and there can be no assurance that products based on these other technologies will not have an adverse effect on the market for the Company's products.

   ABSENCE OF DIVIDENDS - No cash dividends have been paid on the Company's Common Stock to date and the Company does not anticipate paying cash dividends in the foreseeable future.

   VOLATILITY OF STOCK PRICE - The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering of Common Stock in December 1993. The Company believes that factors such as general stock market trends, announcements of developments related to the Company's business, fluctuations in the Company's operating results, general conditions in the computer peripheral market and the markets served by the Company or the worldwide economy, a shortfall in revenue or earnings from securities analysts' expectations, announcements of technological innovations or new inkjet products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause a further significant fluctuation the price of the Company's Common Stock. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations that are unrelated to the Company's performance.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In August and September of 1995, the Company and two of its officers were named defendants in shareholder class action lawsuits alleging false or misleading statements of material facts in the Company's public disclosures. The lawsuits, as subsequently consolidated, were voluntarily dismissed by plaintiffs' counsel on September 17, 1996 without payment or other consideration from the Company.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          11.1      Statement regarding computation of earnings per share.   S1

          27        Summary Financial Data

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1996

                                   ENCAD, Inc.
                                   (Registrant)




                                   /s/ Todd Schmidt
                                   --------------------------------------------
                                   (Todd Schmidt)
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)