Form 10-K
period 1996-12-31
ENCAD INC
filed 1997-03-28
CIK 913599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                          OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ---------------
                            COMMISSION FILE NUMBER 0-23034
                                     ENCAD, INC.
                (Exact name of registrant as specified in its charter)
           CALIFORNIA
(State or other jurisdiction of                       95-3672088
 incorporation or organization)                    (I.R.S. Employer
                                                  Identification No.)

   6059 CORNERSTONE COURT WEST                          92121
          SAN DIEGO, CA
(Address of principal executive office)               (Zip Code)

         Registrant's telephone number, including area code:  (619) 452-0882

          Securities registered pursuant to Section 12(b) of the Act:   NONE

             Securities registered pursuant to Section 12(g) of the Act:

                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------    -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.
                            -------

    Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by Nasdaq for the Company's common stock on February 28, 1997: $202,893,668.*

Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:
                                                      Outstanding at
              Class                                 February 28, 1997
              -----                                 -----------------

    Common Stock, no par value                         11,336,216

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's 1996 Annual Report (the "1996 Annual Report") to security holders to be furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3(b) in connection with Registrant's 1997 Annual Meeting of Shareholders scheduled to be held on or about May 13, 1997 (the "1997 Annual Meeting"), as attached hereto as Exhibit 13.1, are incorporated herein by reference into Parts II and IV of this Annual Report on Form 10-K (this "Report".)

    Portions of Registrant's Definitive Proxy Statement (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report.

    Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-70220), as amended, Registrant's Registration Statement on Form S-8 (Registration No. 33-95252), and Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 are incorporated herein by reference into Part IV of this Report.

--------------------------------
* Excludes 5,390,414 shares of Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding at February 28, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1:  BUSINESS

    The discussion of the Company's business contained in this Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

GENERAL

    ENCAD, Inc. ("ENCAD" or the "Company") designs, develops, manufactures and markets wide-format (up to 60"), color inkjet printers designed to increase productivity of computer applications requiring quality printed output. ENCAD's primary products, currently, are the NovaJet-Registered Trademark-, CADJET-Registered Trademark- , NovaCut-TM-, Croma24-TM-, and NovaJet PROe product lines(1). Typical uses for these printers are in graphic arts ("GA"), such as digital photo imaging , sign-making, three-dimensional renderings and presentation graphics; in the industries utilizing computer-aided design ("CAD"), such as architectural, engineering and construction design; and in geographic information systems ("GIS"), such as surveying and mapping. In support of its wide-format inkjet printers, ENCAD sells a variety of accessories and supplies, including specialty ink and media. The market for wide-format, color inkjet printers and the related supplies and accessories is relatively new and is still developing as a result of technological advancements in performance and quality and continuing improvements in price/performance ratios. ENCAD believes these advancements will make quality wide-format inkjet output more affordable, allowing its products to be more widely used in ENCAD's existing markets, including the GA market, as well as addressing potential new market applications.

MARKET

     The market for wide-format, color inkjet printers emerged in the early 1990s as a result of the rapid growth in high-powered personal computers by a wide variety of technical professionals. More recently, GA professionals have begun to take advantage of the performance and cost features associated with wide-format inkjet printers as a result of expanded use of sophisticated graphics interface software programs.

     IT Strategies ("ITS"), a market research firm, estimates the 1996 worldwide market for wide-format, color inkjet printers, based upon the price to the reseller, to exceed $200 million. ITS also projected market growth at a compounded average annual growth rate of 28% over the next three years. If that growth rate is achieved, the worldwide market will exceed $400 million by 1999.

     The market for wide-format, color inkjet printers currently consists of three primary segments: GA, CAD and GIS. The Company currently serves each of these market segments. In addition, the market for printer accessories and supplies, such as inks, ink cartridges and print media, is expected to become an increasingly important market for the Company.

     Users in the GA segment include graphic artists, print shops, photolabs, sign shops and service bureaus. Applications in the GA segment include back-lit and other signs, point-of-sale advertising, posters, pre-press proofing (proofs or other quick output to demonstrate concepts for advertising or graphics layouts), and digital photo imaging. The Company is a leader in the GA segment. The Company's product lines are particularly well-suited to the GA segment since they are capable of producing a full range of outputs, from single line monochrome to full color, photorealistic images. GA users require output in three distinct segments of the GA and design process, all of which require performance balanced by low-cost, quickly-produced output. In the pre-press segment, GA users require proofs or other quick output to demonstrate concepts for advertising or graphics layouts. Pre-press output involves any output where form, shape or color is emphasized. In the quick print segment, GA users include print shops, service bureaus and corporate GA departments that produce signs or posters. Quick print output includes backlit and wall-mount signs and point-of-sale displays. In the digital photo segment, GA users include photo labs, service bureaus

---------------------------
(1) NovaJet and CADJET are registered trademarks of ENCAD.

and corporate GA departments that produce high resolution digitized photographs. Digitized photo output is used when photographic images are manipulated, including architectural images and text overlay.

     The CAD segment includes architectural, engineering and construction design users. This is a diverse group that utilizes technical graphics applications to automate the design process and include architects, mechanical engineers, electrical engineers and users involved in many aspects of building design and construction. Historically, output for the CAD segment consisted mostly of two-dimensional monochrome line drawings. With the introduction of wide-format inkjet printers, CAD users are now able to create full color and three-dimensional output. CAD and other design users often require spot color and speed in their output and look for productivity enhancement in producing the output. The Company's CADJET product line offers a CAD user spot color in addition to excellent line quality and the NovaJet product line offers a full range of color outputs. Historically, this market segment was serviced by pen plotters. ITS estimates that by 1998 inkjet printers will have replaced 65% of the installed pen plotters in the worldwide CAD segment.

     GIS users are a more specialized group that utilizes technical graphics applications similar to those used in the CAD segment, primarily for mapping. GIS users include civil engineers, mining engineers and geologists working for government agencies, utilities and natural resource companies. GIS involves a distinct use of CAD databases to manage, analyze and present data in a three-dimensional "mapping" format. Generally, GIS users require more color than CAD users since GIS involves the use of color fills and varied fonts for richer presentations. This segment, although smaller than the CAD and GA segments, represents opportunities for the Company's product lines since GIS applications require, in some instances, both three-dimensional renderings and color fills to differentiate acreage, objects and topographical features.

PRINTING TECHNOLOGIES

     There are a number of printing technologies, including thermal inkjet, pen, electrostatic, light emitting diode ("LED") and thermal, that allow users to produce wide-format output. Each of these technologies has specific qualities that can be critical to any given application, including resolution, speed, accuracy, color fill capability, the ability to render a three-dimensional image, reliability and cost.

     A combination of characteristics has made thermal inkjet the fastest growing technology in the wide-format printer market. The characteristics of wide-format inkjet printers include relatively low cost, high speed and the ability to print high-quality color. Inkjet printers form images, lines and other characters by placing very small dots of ink as the print head moves horizontally, called a raster scan, while the media is scrolled vertically. Because inkjet print heads move above the paper and never actually make contact with the paper, there is less mechanical wear and tear than experienced by a pen plotter. Inkjet printers can print on almost any media.

     Pen plotters draw lines and make symbols and other characters by moving a pen on the surface of the media. This creates high quality output for working drawings, reports, presentations or archival copies. Pen plotters offer the advantages of low-cost color output and different levels of line quality using liquid ink, fiber tip or ball-point pens. Although cost effective, pen plotters are relatively slow and are generally limited to eight colors.

     Electrostatic printers generally are more expensive than inkjet or pen plotters and require special plotting paper. They offer certain advantages to users requiring enhanced color, color fills and high-speed characteristics.

     Thermal printer/plotters are similar to electrostatic printers and generally require special paper to take advantage of the thermal print head. Thermal printers cost considerably more than inkjet printers.

     LED Plotters are the most expensive "plain paper" technology, producing monochrome output at high speed, but the cost is much higher than inkjet.

     Other technologies that can be adapted to wide-format use include photographic output, electrophotographic output and dot matrix printers. Each of these technologies has disadvantages for the CAD, GIS and GA markets, including relatively poor resolution or high costs when compared to inkjet technology.

ENCAD PRODUCTS

     ENCAD has designed a variety of wide-format hard copy peripherals, including color inkjet printers and pen plotters. The Company currently sells the second generation of the CADJET product line, the first of which was introduced in November 1994, and the fourth and fifth generation of the NovaJet product line, including the NovaJet family, NovaCut, NovaJet PROe Series and the Croma24, the first of which was originally introduced in October 1991. All of ENCAD's products support at least one, and typically several, emulation graphics languages and interfaces, including, the industry standard, HP-GL-Registered Trademark-, HP-GL/2-Registered Trademark- and HP-RTL-Registered Trademark-, to provide compatibility and utility for the end user.(1) In addition, ENCAD products allow users to print in standard small-format and wide-format sizes. ENCAD's automatic media sensing feature also permits the accommodation of some special sizes. Finally, ENCAD products have a relatively easy-to-operate keyboard and display, with layered menus to set printer parameters and store pre-set configurations.

     NOVAJET FAMILY

     NovaJet 4 is targeted at sophisticated mid-range and high-end pen and thermal printer users, as well as electrostatic printer users. The NovaJet 4 was first shipped in February 1996. NovaJet 4, which can produce drawings ranging in size from A (8-1/2" by 11") to E (36" by 48"), offers performance benefits over existing pen plotter technology, costs less than comparable thermal and electrostatic printers and is up to 25 times faster than existing pen plotters. NovaJet 4 uses four ENCAD customized inkjet heads and snap-in refillable cartridges, one filled with black ink and the remaining three filled with color ink, and is capable of printing in either monochrome or color. It offers 256 color selections. NovaJet 4 uses standard paper, vellums and transparencies, as well as specialized inkjet media and can generate output on roll or cut-sheet media with vector or raster input options.

     The NovaJet Pro series, which includes the NovaJet Pro (36" width) and the NovaJet Pro 50 (50" width), is targeted at sophisticated mid-range and high-end printer users, as well as electrostatic printer users in the GA market.
NovaJet Pro was first shipped in November 1995 and the NovaJet Pro 50 was first shipped in March 1996. The NovaJet Pro Series has been designed specifically for the professional graphic artist, and other short run production oriented professional users. The NovaJet Pro series was the first wide-format color inkjet printer to include a manufacturer designed and integrated continuous flow ink supply. The NovaJet Pro series products use four inkjet print heads, one for black ink and the remaining three for colored ink, and are capable of printing in either monochrome or color. They offer a full-gamut color, up to 16 million colors, and use standard paper, vellums and transparencies, as well as specialized inkjet media.

     NOVACUT

   The NovaCut family of printer/cutters, introduced in September 1996, was first shipped in February 1997. The NovaCut, available in both 24" width and 54" width models, functions as both a printer and a cutter in one product, and thus costs less than a separate printer and cutter. The NovaCut features a friction-feed media moving technology that provides precision delivery of media and a "swivel" style cutting knife which assures high-precision cutting, combined with NovaJet color printing accurate enough for paneling. The NovaCut also features ENCAD's 500 ml continuous flow ink system that allows for unattended operation and offers NovaJet Pro color capability. The NovaCut is targeted to users in the graphics and signage markets.

     NOVAJET PROe SERIES

     The NovaJet PROe Series, introduced in March 1997 and scheduled to ship during the second quarter of 1997, is available in both 42" width and 60" width models. These models, three to five times faster than other printers in their class, are the most full-featured inkjet printers on the market and feature a 500 ml continuous ink system with dual plumbing for two ink sets, automatic feed/take-up system, and a new built-in dryer. The NovaJet PROe Series was designed specifically for users that require a faster, more productive, and even wider media solution to their


---------------------------
(1) HP-GL, HP-GL/2 and HP-RTL are registered trademarks of Hewlett-Packard Company ("Hewlett-Packard").

growing print-for-pay needs. It is targeted to high-volume producers of large photorealistic prints, murals, point-of-sale displays and imposition proofs for direct-to-plate applications.

     CROMA24

     The Croma24, introduced in March 1997 and scheduled to ship during the second quarter of 1997, is the industry's first cost-effective, color inkjet printer which produces 24-inch photo-realistic images. Expanding traditional 11" x 17" print widths by more than doubling the size, the ENCAD Croma24 surpasses the width limitations of current desktop printers and provides new alternatives for the creative professional or first-time wide-format user. It is targeted to CAD users, creative professionals, small service bureaus, photographers, sign shops, and small office/home office users. Offered in three models at prices believed to be affordable to these users, the Croma24 also has MAC, PC, and PostScript interfaces and advanced software drivers to enable the user to control color calibration, ink counting, paper selection, automatic cutting and dry time functions from the desktop. As with ENCAD's other printer models, a full range of scientifically matched supplies is available.

     CADJET 2

     CADJET 2 was first shipped in October 1995. CADJET 2 is targeted at sophisticated low-end pen plotter and thermal printer users, primarily in the CAD and GIS markets. CADJET 2, which can produce drawings ranging in size from A (8-1/2" by 11") to E (36" by 48"), offers performance benefits over existing pen plotter technology and costs less than comparable thermal printers. The CADJET 2 has two inkjet print heads. A black cartridge produces fast monochrome drawings and 600 dpi can be used to produce higher quality images. A tri-chamber cyan-magenta-yellow cartridge can be used to produce color lines and/or spot color fills. Output can be generated on roll or cut-sheet media.

     SUPPLIES

     In support of its wide-format inkjet printers and with the goal of providing a comprehensive output system to its wide-format customers, ENCAD has developed and sells its Quality Imaging Supplies-TM-(1) ("QIS") which consist of a variety of supplies, including 3 sets of specialty inks, inkjet cartridges and numerous varieties of high-quality print media. Sales of supplies accounted for 14% and 7% of net sales in 1996 and 1995, respectively. In 1994 the Company did not separate sales of supplies. ENCAD's custom ink cartridges are filled with specially formulated inks optimized for ENCAD's printers. When used with ENCAD print media, these environmentally sound inks produce a broad palette of dynamic colors. ENCAD's inkjet papers, films and specialty media are specially coated to provide the user with bright, saturated colors when used with ENCAD inks. ENCAD QIS print media consists of photo and paper based films and canvas for color presentations, signs and posters, as well as for specialized applications such as overlays, overhead projection and back-lit displays.

     ACCESSORIES

     In support of its goal of providing a comprehensive output system and to ensure compatibility to its wide-format customers, ENCAD has developed and sells a wide variety of software and hardware accessories. Sales of accessories accounted for 2% of net sales in 1996.

--------------------------------
(1) Quality Imaging Supplies is a trademark of ENCAD.

     The ENCAD print utility and Windows drivers provide the user with the power to control color output by providing five screening options, seven print quality modes, user-selectable color device tables, gamma correction and the ability to set ink drying times. The ENCAD FastPort 3400X Micro Print Server allows a printer or plotter to be available to users of multiple network protocols simultaneously. In order to minimize the need for costly on-board printer memory and increase print speed, ENCAD provides software to run on the host computer which converts the vector output (HP-GL, HP-GL/2) of third party application programs into raster data.

THIRD PARTY INTERFACES

     Third-party PostScript-Registered Trademark- hardware and software developers have created products that interface with the NovaJet products. These products allow NovaJet to output color near photo-realistic images in its enhanced mode. In addition, numerous software packages, such as AutoCAD-Registered Trademark-, Adobe Photoshop-Registered Trademark-, VersaCAD-Registered Trademark-, Adobe PrintShop-Registered Trademark-, Adobe Ilustrator-Registered Trademark-, Quark XPress-Registered Trademark- and ARC/INFO-Registered Trademark-, are used with ENCAD products in Macintosh-Registered Trademark-, DOS-Registered Trademark- and
Windows-Registered Trademark- platforms.(1)

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

     ENCAD's ability to compete successfully in its target markets depends on, among other things, anticipating and reacting to market demands and developing appropriate products to satisfy customer requirements. ENCAD believes that the timely development and introduction of new products is essential. In its development of new products and enhancement of existing products, ENCAD focuses on simplicity of design, technological advancements in performance and image quality and continuing improvements in price/performance ratios. ENCAD is presently developing new products that incorporate its experience and expertise with the latest inkjet technologies. In addition, ENCAD markets hardware and software accessories that convert industry standard PostScript data to a raster data format which can then be directly printed at high speed without the need for the addition of costly memory to the printer.

     In developing new products, ENCAD has assembled design teams consisting of engineers with expertise in hardware, software, chemistry, physics, color science, material science, firmware, electrical, mechanical, manufacturing and design. The Company's design engineers have expertise and experience in digital servo/motion control, inkjet technology and emulation of HP-GL, HP-GL/2 and HP-RTL languages and interfaces.

     As part of its research and development efforts, ENCAD complements its existing resources by utilizing industry consultants and technology suppliers to assist in and influence design and cost decisions, ensure continued compatibility with software and hardware leaders, and advise the Company of the latest technological advances. ENCAD has also designed custom gate arrays to control aspects of its proprietary technology which permits a reduction in parts and an increase in reliability at lower cost than is achievable using standard components.

     Since its founding in 1981, ENCAD has introduced numerous product families, each of which incorporated advances in mechanical, electronic and software or firmware technologies. Within product families, model differences are based upon the size of the plotting area, as well as feature and performance characteristics. ENCAD intends to develop products that reach markets or market segments currently not served by the Company's products.

     Research and development expenses were $8,794,000, $5,578,000 and $3,265,000 in fiscal 1996, 1995 and 1994, respectively, which represent approximately 8%, 9% and 7% of net sales in those respective periods.

MANUFACTURING AND SUPPLIERS

     ENCAD's printer manufacturing operations consist of subassembly, final assembly and testing, quality assurance, packaging and shipping. ENCAD contracts with various outside vendors for printed circuit board fabrication and assembly, and for fabrication of metal and plastic parts, and then performs the final assembly of its products in its San Diego facility. For its supplies business, ENCAD partners with large multi-national companies for the acquisition of inks and media. Inks are acquired from three sources and the various forms of media from multiple sources. Assembly of refill and accessory ink kits are outsourced prior to distribution.

     Most materials for printer manufacturing operations are available locally in Southern California from multiple vendors, and the majority are produced in the United States. Certain components used in ENCAD's products are available only from single sources. Although ENCAD generally buys components under purchase orders and does not have long-term agreements with most of its suppliers, it anticipates that its suppliers will be able to continue to satisfy its requirements. Although alternative suppliers are readily available for most of these components, for some components the process of qualifying replacement suppliers, replacing existing tooling, or ordering and receiving replacement components could take up to six additional months. Any difficulty in receiving components on time could have a material adverse effect on ENCAD's results of operations.

--------------------------------
(1) Windows is a trademark of the Microsoft Corporation. Macintosh is a registered trademark of Apple Computer, Inc. Illustrator, Print Shop, Postscript and Photoshop are trademarks of Adobe Systems, Inc. AutoCAD and VersaCAD are registered trademarks of AutoDesk. Other product names are trademarks or registered trademarks of their manufacturers.

     Any significant increase in component prices or decrease in component availability could have a material adverse effect on ENCAD's results of operations. Certain key components of ENCAD's products are supplied indirectly by its principal competitor, Hewlett-Packard, and the inkjet cartridge, used in some of the Company's older generation products, are purchased from Hewlett-Packard resellers. The Company believes that Hewlett-Packard supplies these components to many other companies.

     Because ENCAD places strong emphasis on product quality and customer satisfaction, it requires that quality is designed into products, components and the manufacturing processes. As a result, ENCAD has developed quality control programs with its suppliers in its new product development and manufacturing operations.

     Suppliers are encouraged to participate in new product designs. Suppliers' manufacturing capabilities are statistically evaluated to allow for certification and direct shipment to the production floor. ENCAD uses a "Just-in-Time" program for materials and manufacturing. The Company maintains a material requirements planning system that is intended to aid in making "Just-in-Time" decisions. The Company maintains raw materials which includes printer safety stock, ink and media, and parts for service.

MARKETING, SALES AND DISTRIBUTION

     ENCAD markets and sells its products worldwide primarily through specialty distributors, dealers, OEMs and VARs.

     DISTRIBUTORS, VARS AND DEALERS

     Neither the Company nor its seven domestic distributors sell a material amount of products directly to end users, reflecting ENCAD's philosophy that its approximately 400 domestic dealers are a critical link with the end user. ENCAD's domestic distribution channel consists of regional specialty distributors. In addition to the Company's sales and marketing headquarters located in San Diego, California, ENCAD has field salespersons residing in Georgia, Texas, New Jersey, Michigan and California. These salespersons work closely with ENCAD's regional distributors and dealers.

     Internationally, ENCAD generally utilizes one major distributor in each market. ENCAD's approximately 100 international distributors sell to dealers, specialized systems integrators and VARs. ENCAD's international distributor network provides the Company with a presence in Canada, Mexico, Europe, the Pacific Rim, the Middle East, Central and South America, South Africa, China and India. ENCAD also maintains a European sales office in Germany and a Pacific Rim sales office in Hong Kong, and has a sales subsidiary located in France. International sales accounted for approximately 59%, 63% and 57% of net sales in 1996, 1995 and 1994, respectively. Europe accounts for approximately one-half of such international sales. The Pacific Rim market continues to become an increasingly significant component of international sales. Japan, Korea and Australia are the major markets within the Pacific Rim, with 13%, 6% and 4%, respectively, of international sales for the year ended December 31, 1996. ENCAD's dependence on international sales subjects it to the normal risks associated with conducting business internationally, including currency fluctuations (to the extent they affect local office expenses), export and import controls, and other governmental regulations.

     ENCAD supports the marketing and sales efforts of its worldwide distributors and dealers through participation at worldwide general computer industry trade shows as well as specialized trade shows targeted at specific applications for the Company's products. In addition, the Company encourages its distributors and dealers to participate in these trade shows.

     ENCAD's agreements with its worldwide distributors generally grant each distributor the non-exclusive right to distribute the Company's products in its market. The Company's form of distribution agreement generally provides any outstanding amounts remain owing subsequent to termination of the agreements. These agreements generally provide for payment net 30 days after shipment, by irrevocable letters of credit or by prepayment by wire transfer.

The Company provides price protection to some of its distributors such that, if the Company reduces the price of its products, a distributor is entitled to a credit for the difference between the reduced price and the price it previously paid for products purchased within the preceding 30 days or, in some cases, 60 days and which remain in inventory at the time of the price reduction. As a result, price reductions could have a material adverse effect on results of operations, depending on distributor inventory levels at the time of such price reduction.

     The Company believes that it maintains good relationships with its distributors and dealers. ENCAD has developed an authorized dealer network through an active domestic dealer-support campaign consisting of advertising, lead referrals, product literature, promotional pricing, training and telephone support. ENCAD offers its distributors a cooperative advertising program that partially reimburses them for expenses spent in advertising and promoting ENCAD's products. Such reimbursements are determined based upon the distributor's sales levels.

     In 1996, one customer accounted for 15% of product sales. In 1995, no one customer accounted for more than 10% of product sales and in 1994, one customer accounted for 11% of product sales.

     ORIGINAL EQUIPMENT MANUFACTURERS

     To expand its distribution channels, the Company has entered into selected OEM and private label arrangements that allow it to address specific market segments or geographical areas. Total combined OEM and private label arrangements accounted for 25%, 19% and 15% of net sales in 1996, 1995 and 1994, respectively. The Company continually assesses these arrangements and believes that they will continue to represent a substantial portion of its revenue. There can be no assurance that the Company will retain these existing arrangements or obtain additional ones. If the Company is not able to obtain additional OEM and private label customers, a loss of existing OEM and private label customers could adversely affect the Company's results of operations.

CUSTOMER SUPPORT

     ENCAD considers ongoing support of its products to be an essential element of its business. The Company has established a customer service and support organization which provides technical support and hardware repair to distributors, dealers and end-users of its printers and supplies. Customers have telephone access to technical specialists who respond to hardware, software, supplies and applications questions. In addition, the Company has established an electronic bulletin board on which the Company posts notes and software updates to provide on-line connectivity to its customers. The Company provides a standard one-year warranty against defects in material and workmanship in its products. In the first quarter of 1996, the Company began offering third party on-site warranty repair on certain products sold in the U.S. and Australia. An extended warranty for most products sold in the U.S. is also available at additional cost. The Company's OEM suppliers do their own warranty service, and the Company has authorized service centers in certain regions of the United States. Any product sold domestically that needs to be repaired and is not returned to a regional service center can be returned directly to the Company for repair. International distributors repair the Company's products with ENCAD supplying the parts to them directly. Warranty expense has constituted less than 5% of net sales and, to date, has not had a material adverse effect on the Company's operations. Since a large number of ENCAD's products are the sole color inkjet printers in a facility, the Company offers a head swap-out program for domestic purchases during the warranty period. The domestic end user can return the head to the Company directly for service during the warranty period, and the Company will provide a replacement head for use within 24 to 48 hours during the warranty period.

COMPETITION

     The market for ENCAD's products is highly competitive and rapidly changing and the Company believes that new competitors will enter the market. The Company's principal competitor is Hewlett-Packard. Hewlett-Packard dominates the CAD segment of the wide-format inkjet market and is the Company's principal competitor in the GA segment of that market. Hewlett-Packard has significantly greater financial, technical, manufacturing and marketing resources than the Company.

     In addition to the direct competition in inkjet printers, ENCAD's products face competition from other technologies in the wide-format market, namely pen plotters, electrostatic printers and thermal printers, supplied by several companies. While the Company believes that it competes favorably against these other technologies and the products currently offered by its competitors using these technologies, these alternative technologies may compete favorably for certain applications in which speed or low cost are of key importance. In addition, while the Company believes that it currently competes favorably with respect to these factors based on its price and performance, there can be no assurance that the Company will be able to compete successfully in the future.

     The Company competes in the wide-format market mainly on the basis of performance and price. ENCAD has seen price competition increase during 1996 and expects that it will continue to increase in the future. Historically, the Company has reduced prices on older generation products upon introduction of the newer generation models. The Company's most recent price reduction took effect in May 1996. There can be no assurance that additional price reductions will not be required in the future. Price reductions will effect gross margins, and may adversely affect the Company's results of operations.

PROPRIETARY RIGHTS AND LICENSES

     ENCAD relies on a combination of trade secret, copyright, trademark and patent protection, as well as confidentiality and non-disclosure agreements in order to protect its proprietary rights. The Company has pursued, and intends to continue to pursue patent protection for inventions it considers important, and the Company believes its success will also continue to be largely dependent upon its reputation for technology, product innovation, affordability, marketing ability and response to customers' needs. The Company currently holds nine patents related to inkjet technology and design. In 1996, ENCAD applied for two patents covering the Company's imaging technology, and the Company continues to rely on trade secret protection as well. There can be no assurance that the Company will be successful in protecting its proprietary technology, or that ENCAD's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company.

     From time to time, certain competitors have asserted patent, copyright and other intellectual property rights against the Company, and the Company expects that this may continue. The Company evaluates each assertion relating to its products, and the Company may seek a license with respect to asserted claims, if appropriate. If the Company is not successful in establishing that any asserted rights have not been violated, or in licensing a disputed technology, the Company could be prohibited from marketing the products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company.

EMPLOYEES

     As of February 28, 1997, the Company employed approximately 440 persons, including 92 in sales, marketing and related activities, 171 in manufacturing and operations, 79 in research, product development and engineering, 40 in technical support and service, and 58 in management, administration and finance. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in its industry. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISK AND UNCERTAINTIES

POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE

     The Company's quarterly operating results can fluctuate significantly depending on factors such as the timing of product announcements and subsequent introductions by the Company and its competitors, availability and cost of components, timing of shipments of the Company's products, mix of product families shipped, market acceptance of new products, seasonality, currency fluctuations, changes in prices by the Company and its competitors, price protection for selling price reductions offered to distributors and OEMs, the timing of expenditures for staffing and related expenditures, advertising, promotion, research and development and changes in general economic conditions. Any one of these factors could have a material adverse effect on the Company's results of operations. The Company may experience significant quarterly fluctuations in net sales as well as operating expenses with respect to future new product introductions. In addition, the Company's component purchases, production and spending levels are based upon forecast demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems or printer products. The Company's failure to complete shipments during a quarter could have a material adverse effect on the Company's results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company can maintain the levels of revenue and profitability experienced over the past three years on a quarterly or annual basis.

HIGHLY COMPETITIVE INDUSTRY

     The markets for the Company's products, both printers and supplies, is highly competitive and rapidly changing and the Company believes that new competitors will likely enter the market. The Company's principal competitor is Hewlett-Packard, which dominates certain wide-format inkjet markets. In addition to direct competition in inkjet printers and related supplies, the Company's products also face competition from other technologies in the wide-format market. Such technologies include pen, electrostatic and thermal methods. Some of the Company's current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in the wide-format inkjet market depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, price, performance, product distribution, marketing ability, and customer support.
A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in cost of goods sold, will affect gross margins and may adversely affect the Company's results of operations.

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

     The markets for wide-format printers and related supplies are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products. Advances in technology will require increased investment in product engineering to maintain the Company's market position. In addition, the Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance existing products and lower costs. The Company's future operating results could be adversely affected if the Company is unable to develop and manufacture new, competitive products in a timely manner.

COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES

       While most components are available locally from multiple vendors, certain components used in the Company's products are only available from single sources. Although the Company generally buys components under purchase orders and does not have long-term agreements with its suppliers, it expects that its suppliers will be able to continue to satisfy its requirements. The Company has developed strategic relationships with single suppliers of several of its components. Although alternate suppliers are readily available for many of these components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to the Company's operations. The Company uses a material requirements planning system that is intended to aid in making "Just-in-Time" decisions; however, if a supplier is unable to meet the Company's needs or supplies parts which the Company finds unacceptable, the Company may not be able to meet production demands. Certain key components of the Company's products are supplied indirectly by its principal competitor, Hewlett-Packard. The Company believes that Hewlett-Packard supplies these components to many other customers. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company's results of operations.

POSSIBILITY OF CHALLENGE TO COMPANY'S PRODUCTS OR INTELLECTUAL PROPERTY RIGHTS

     From time to time, certain competitors, including Hewlett-Packard, have asserted patent rights relevant to the Company's business. The Company expects that this will continue. The Company carefully evaluates each assertion relating to its products. If the Company is not successful in establishing that asserted rights have not been violated, the Company could be prohibited from marketing the products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe upon the intellectual property rights of others, the Company could be enjoined from further infringement and be liable for any damages. The Company relies on a combination of trade secret, copyright, trademark and patent protection and non-disclosure agreements to protect its proprietary rights. There can be no assurance, however, that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

DEPENDENCE ON EXPORT SALES

     For 1996, 1995 and 1994, sales outside the United States represented approximately 59%, 63% and 57% of net sales, respectively. The Company expects export sales to continue to represent a significant portion of its net sales. All of the Company's products sold in the international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company's sales and, consequently, on the Company's results of operations.

FUTURE CAPITAL NEEDS

     Although the Company first achieved profitability on an annual basis in 1992, there can be no assurance that future profitability or revenue growth, if any, will continue on a quarterly or annual basis. Losses may occur on a quarterly or annual basis for a number of reasons outside the Company's control. The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company may need to raise additional funds. The Company may seek such additional funding through public and private financing, including equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or, if available, not on terms acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate some or all of its planned activities.

RELIANCE ON INDIRECT DISTRIBUTION

     The Company markets and sells it products domestically and internationally primarily through specialty distributors, dealers, VARs and OEMs. The Company's sales are principally made through distributors which may carry competing product lines. Such distributors could reduce or discontinue sales of the Company's products which could have a material adverse effect on the Company's operating results. There can be no assurance that these independent distributors will devote the resources necessary to provide effective sales and marketing support of the Company's products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other factors affecting the wide-format printer market. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels. Although the Company believes that it provides adequate allowances for bad debts and, to date, has not experienced significant amounts of bad debts, there can be no assurance that actual bad debts will not exceed recorded allowances resulting in a material adverse effect on the Company's results of operations. To expand its distribution channels, the Company has entered into select OEM and private label arrangements that allow it to address specific market segments or
geographic areas.   In order to prevent inventory writedowns, to the extent that
OEM and private label customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

DEPENDENCE ON KEY PERSONNEL

     The success of the Company is dependent, in part, on its ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and the inability to attract additional key employees or the loss of one or more current key employees could adversely affect the Company. None of the Company's senior management is subject to an employment agreement with the Company, although the Company has recently put into place severance arrangements with this group. There can be no assurance that the Company will retain its key personnel. In addition, as part of its research and development efforts, the Company relies heavily on industry consultants to assist and influence design decisions, ensure continued compatibility with software and hardware leaders, keep abreast of technological advances, and design for manufacture. A delay in product introduction is possible to the extent key consultants become unavailable.

MANAGEMENT OF GROWTH

     The Company has recently experienced significant growth as net sales from product sales have increased to $107.4 million for the year ended December 31, 1996, compared to $65.5 million in 1995. Such growth has placed, and, if continued, will continue to place, a significant strain on the Company's management, systems and operations. The Company's future operating results will depend on its ability to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new and enhance existing operational information and financial control systems. There can be no assurance that any new personnel hired by the Company will be successfully integrated into the business. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations.

ENTERPRISE-WIDE INFORMATION SYSTEM

     The Company is planning to replace its current management information system with a comprehensive enterprise-wide information system. The Company expects that this system will allow it to realize significant operational efficiencies and facilitate future growth, and it will devote significant resources to system design selection and testing. The Company's operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected.

DEVELOPING WIDE-FORMAT INKJET AND SUPPLIES MARKETS AND APPLICATIONS

     The markets for wide-format, color inkjet printers and related supplies are relatively new and are still developing. The Company believes that there has been growing market acceptance for inkjet printers and related supplies. There can be no assurance that the markets and applications for wide-format printers and related supplies will continue to grow. Other technologies are constantly improving and there can be no assurance that products based on these other technologies will not have a material adverse effect on the markets for the Company's products.

ABSENCE OF DIVIDENDS

     No cash dividends have been paid on the Company's Common Stock to date and the Company does not anticipate paying cash dividends in the foreseeable future.

VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering of Common Stock in December 1993. The Company believes that factors such as general stock market trends, announcements of developments related to the Company's business, fluctuations in the Company's operating results, general conditions in the computer peripheral market and the markets served by the Company or the worldwide economy, a shortfall in revenue or earnings from securities analysts' expectations, announcements of technological innovations or new inkjet products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause a further significant fluctuation in the price of the Company's Common Stock. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations that are unrelated to the Company's performance.

ITEM 2:  PROPERTIES

     The Company's headquarters are located in San Diego, California, in facilities it purchased in February 1996 for $6 million. The property consists of two buildings of approximately 50,600 and 46,874 square feet and includes the principal administrative, research and manufacturing facility. The Company also leases a facility in close proximity to its primary facility, consisting of approximately 18,000 square feet, which is used primarily for warehousing. The Company considers its facilities adequate for its current needs, and believes that additional space can be obtained in the future if necessary.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time, ENCAD may be involved in litigation relating to claims arising out of its operations in the usual course of business.

     In December 1994, Hewlett-Packard filed a lawsuit against an OEM customer of the Company, LaserMaster Technologies, Inc. ("LaserMaster"), alleging infringement of numerous Hewlett-Packard patents. Two of the patents (one of which was subsequently withdrawn from the lawsuit) pertain to
products sold by the Company to LaserMaster.   The lawsuit was settled and
dismissed in August 1995.   In response to Hewlett-Packard's subsequent
position that the Company infringes one of the patents described in the LaserMaster litigation, the Company filed a lawsuit in September 1995 against Hewlett-Packard in the U.S. District Court of the Southern District of California, seeking to have the Court declare that the Company does not infringe such patent, and that the patent is invalid. Hewlett-Packard filed a counterclaim for infringement of the patent. The outcome of this lawsuit cannot be determined; however, management believes that Hewlett-Packard's counterclaim is without merit, and the Company intends to vigorously defend such counterclaim. No amounts have been reported in the financial statements for any losses which may result from this lawsuit.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended December 31, 1996.

                             PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by this item is included on page 28 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

     The information required by this item is included on page 13 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included on pages 14 through 16 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements for December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and the Report of Deloitte & Touche LLP, Independent Auditors, is included on pages 17 through 24 of the 1996 Annual Report and are incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                             PART III

    ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item is incorporated by reference from the Proxy Statement in the sections entitled "Election of Directors", "Executive Officers" and Section 16(a) "Beneficial Ownership Reporting Compliance."

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement in the section entitled "Compensation of Executive Officers."

ITEM 12: SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS

     The information required by this item is incorporated by reference from the Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Proxy Statement in the section entitled "Certain Relationships and Related Transactions."

                             PART IV
ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page
                                                                        Number
                                                                        ------
(a)  DOCUMENTS FILED AS PART OF THE REPORT:

     (1) Consolidated Balance Sheets at December 31, 1996 and 1995... * Consolidated Statements of Income for the years ended
           December 31, 1996, 1995 and 1994..........................     *
          Consolidated Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994..........................     *
          Consolidated Statements of Shareholders' Equity for
           the years ended December 31, 1996, 1995 and 1994...........    *
          Notes to Consolidated Financial Statements..................    *
          Independent Auditors' Report................................    *

     (2)  Consolidated Financial Statement Schedules

     Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included.

     -----------------

     * Incorporated herein by reference on pages 17 through 24 of the 1996 Annual Report.

(3)  Exhibits:

     Exhibit
     Number    Description

              3.1 Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.3). (1)
              3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.5). (1)
             10.1 Form of Distributor Agreement (Domestic)(filed as Exhibit 10.14). (1)
             10.2  Form of International Distributor Agreement (filed as
                   Exhibit 10.15). (1)
             10.3  Form of OEM Agreement (filed as Exhibit 10.16). (1)
           + 10.4  The Company's Incentive Stock Option Plan (filed as
                   Exhibit 10.29). (1)

           + 10.5 The Company's 1986 Non-Qualified Stock Option Plan, as amended (filed as Exhibit 10.30). (1)
           + 10.6 Form of Incentive Stock Option Agreement (filed as Exhibit 10.31). (1)
           + 10.7  Form of Non-Qualified Stock Option Agreement (filed as
                   Exhibit 10.32). (1)
           + 10.8 The Company's 1993 Stock Option/Stock Issuance Plan (filed as Exhibit 99.1). (2)
           + 10.9 Form of Notice of Grant of Stock Option and Stock Option Agreement (filed as Exhibit 10.34). (1)
          + 10.10  Form of Stock Issuance Agreement (filed as Exhibit
                   10.35). (1)
          + 10.11  1993 Employee Stock Purchase Plan (filed as Exhibit
                   10.36). (1)
          + 10.12  Form of Stock Purchase Agreement (filed as Exhibit
                   10.37). (1)
            10.13  Form of Non-Disclosure Agreement (filed as Exhibit
                   10.38). (1)
            10.14 Form of Employee Proprietary Information Agreement (filed as Exhibit 10.39). (1)
          + 10.15  Form of Indemnification Agreements between the Company and each of its directors (filed as Exhibit 10.41). (1)
          + 10.16  Form of Indemnification Agreements between the Company and each of its officers (filed as Exhibit 10.42). (1)
          + 10.17 Sales Incentive Compensation Arrangement with Jiri Modry dated February 15, 1995 (with certain confidential portions omitted)(filed as Exhibit 10.46). (3)
            10.18 Agreement to Sell Real Estate dated January 31, 1996 between the Registrant and The Chase Manhattan Bank, N.A., Real Estate Finance. (4)
            10.19 Form of Severance Letter Agreements between the Company and each of its officers.
            10.20 Form of Senior Executive 1997 Annual Performance Bonus between the Company and each of its officers.
            11.1   Statement regarding computation of net earnings per share.
            13.1 Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

             21.1  Subsidiaries.
             23.1  Independent Auditors' Consent, Deloitte & Touche LLP.
             24.1  Power of Attorney (See page 18).
--------------
(1) Filed as exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-70220) or amendments, except as set forth above, thereto and incorporated herein by reference.
(2) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-95252) and incorporated herein by reference.
(3) Filed as exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(4) Filed as exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
+   Management compensatory plan.

(b) REPORTS ON FORM 8-K

    None

(c) EXHIBITS

    The exhibits required by this Item are listed under Item 14(a)(3).

(d) FINANCIAL  STATEMENT SCHEDULES

    The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                            SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCAD, INC.


By                                     Date:
   -------------------------------------    ----------------------------------
    David A. Purcell
    Chief Executive Officer

                        POWER OF ATTORNEY

    Know all men by these presents, that each person whose signature appears below constitutes and appoints David A. Purcell or Thomas L. Green, his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         SIGNATURE                     TITLE                    DATE


                             Chairman of the Board and
--------------------------   Chief Executive Officer  -------------------------
(David A. Purcell)           (Principal Executive Officer)


                             President and
--------------------------   Chief Operating Officer  -------------------------
(Richard A. Plante)


                             Director
--------------------------                            -------------------------
(Robert V. Adams)

                             Director
--------------------------                            -------------------------
(Ronald J. Hall)

                             Director
--------------------------                            -------------------------
(Howard L. Jenkins)

                             Director
--------------------------                            -------------------------
(Charles  E. Volpe)

                             Director
--------------------------                            -------------------------
(Craig S. Andrews)