Form 10-K/A
period 1996-12-31
ENCAD INC
filed 1997-05-02
CIK 913599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K/A
(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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



             Securities registered pursuant to Section 12(g) of the Act:



                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------    -------




    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.
                            -------

    Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by Nasdaq for the Company's common stock on March 31, 1997: $178,043,528.*



Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:
                                                      Outstanding at
              Class                                 March 31, 1997
              -----                                 -----------------



    Common Stock, no par value                         11,340,030

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's 1996 Annual Report (the "1996 Annual Report") to security holders to be furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3(b) in connection with Registrant's 1997 Annual Meeting of Shareholders scheduled to be held on or about July 17, 1997 (the "1997 Annual Meeting"), as attached hereto as Exhibit 13.1, are incorporated herein by reference into Parts II and IV of this Annual Report on Form 10-K (this "Report".)

    Portions of Registrant's Definitive Proxy Statement (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report.

    Certain Exhibits filed with the Registrant's prior registration statements and Registrant's Annual Report on Form 10-K for the year ended December
31, 1995 are incorporated herein by reference into Part IV of this Report.

--------------------------------
* Excludes 5,380,414 shares of Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included on pages 16 through 18 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements for December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and the Report of Deloitte & Touche LLP, Independent Auditors, is included on pages 19 through 26 of the 1996 Annual Report and are incorporated herein by reference.

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

     -----------------

     * Incorporated herein by reference on pages 19 through 26 of the 1996 Annual Report.

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

           + 10.5 The Company's 1986 Non-Qualified Stock Option Plan, as amended (filed as Exhibit 10.30). (1)
           + 10.6 Form of Incentive Stock Option Agreement (filed as Exhibit 10.31). (1)
           + 10.7  Form of Non-Qualified Stock Option Agreement (filed as
                   Exhibit 10.32). (1)
           + 10.8 The Company's 1993 Stock Option/Stock Issuance Plan (filed as Exhibit 99.1). (2)
           + 10.9 Form of Notice of Grant of Stock Option and Stock Option Agreement (filed as Exhibit 10.34). (1)
          + 10.10  Form of Stock Issuance Agreement (filed as Exhibit
                   10.35). (1)
          + 10.11  1993 Employee Stock Purchase Plan (filed as Exhibit
                   99.1). (5)
          + 10.12  Form of Stock Purchase Agreement (filed as Exhibit
                   10.37). (1)
            10.13  Form of Non-Disclosure Agreement (filed as Exhibit
                   10.38). (1)
            10.14 Form of Employee Proprietary Information Agreement (filed as Exhibit 10.39). (1)
          + 10.15  Form of Indemnification Agreements between the Company and each of its directors (filed as Exhibit 10.41). (1)
          + 10.16  Form of Indemnification Agreements between the Company and each of its officers (filed as Exhibit 10.42). (1)
          + 10.17 Sales Incentive Compensation Arrangement with Jiri Modry dated February 15, 1995 (with certain confidential portions omitted)(filed as Exhibit 10.46). (3)
            10.18 Agreement to Sell Real Estate dated January 31, 1996 between the Registrant and The Chase Manhattan Bank, N.A., Real Estate Finance. (4)
          + 10.19 Form of Severance Letter Agreements between the Company and each of its officers.
          + 10.20  Form of Senior Executive 1997 Annual Performance Bonus
                   between the Company and each of its officers.
          + 10.21  Select Compensation, Non-Qualified Deferred Compensation
                   Plan and Related Documents
            11.1   Statement regarding computation of net earnings per share.
            13.1 Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

             21.1  Subsidiaries.
             23.1  Independent Auditors' Consent, Deloitte & Touche LLP.
             24.1  Power of Attorney (See page 18).
--------------
(1) Filed as exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-70220) or amendments, except as set forth above, thereto and incorporated herein by reference.
(2) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-95252) and incorporated herein by reference.
(3) Filed as exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(4) Filed as exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(5) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-24965) and incorporated herein by reference.
+   Management compensatory plan.
(b) REPORTS ON FORM 8-K

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



By /s/ David A. Purcell                     Date:  May 2, 1997
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

         SIGNATURE                     TITLE                    DATE


/s/ David A. Purcell         Chairman of the Board and       May 2, 1997
--------------------------   Chief Executive Officer  -------------------------
(David A. Purcell)           (Principal Executive Officer)


/s/ Richard A. Plante        President and                   May 2, 1997
--------------------------   Chief Operating Officer  -------------------------
(Richard A. Plante)


/s/ Robert V. Adams          Director                        May 2, 1997
--------------------------                            -------------------------
(Robert V. Adams)

/s/ Ronald J. Hall           Director                        May 2, 1997
--------------------------                            -------------------------
(Ronald J. Hall)

/s/ Howard L. Jenkins        Director                        May 2, 1997
--------------------------                            -------------------------
(Howard L. Jenkins)

/s/ Charles  E. Volpe        Director                        May 2, 1997
--------------------------                            -------------------------
(Charles  E. Volpe)

/s/ Craig S. Andrews         Director                        May 2, 1997
--------------------------                            -------------------------
(Craig S. Andrews)