Form 10-Q
period 1997-03-31
ENCAD INC
filed 1997-05-05
CIK 913599

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934

                     For the fiscal quarter ended March 31, 1997
                                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


The number of shares outstanding of the Registrant's Common Stock as of March 31, 1997, was 11,340,030.

ENCAD, INC.

INDEX

                                                                     PAGE NO.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
          March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . 3

         Consolidated Statements of Income for the
          three months ended March 31, 1997 and 1996 . . . . . . . . . . 4


         Consolidated Statements of Cash Flows for the
          three months ended March 31, 1997 and 1996 . . . . . . . . . . 5

         Notes to Consolidated Financial Statements. . . . . . . . . . . 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .7-13


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . .  14


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .  14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .  14

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .  14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I. - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


ENCAD, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)                                    MARCH 31,      December 31,
                                                    1997             1996
                                                 ----------     -------------

                                                 (UNAUDITED)        (Note)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                    $    5,695     $    6,949
    Accounts receivable                              23,404         19,762
    Inventories                                      13,890         13,630
    Deferred income taxes                             4,681          4,538
    Prepaid expenses                                    891            373
                                                 ----------     ----------
              Total current assets                   48,561         45,252

PROPERTY - net                                       12,299         10,881
OTHER ASSETS                                          1,528          1,334
                                                 ----------     ----------
TOTAL                                            $   62,388     $   57,467
                                                 ----------     ----------
                                                 ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                             $    7,879     $    8,244
    Accrued expenses and other liabilities       $    6,538          6,181
                                                 ----------     ----------
              Total current liabilities              14,417         14,425
                                                 ----------     ----------

OTHER LIABILITIES                                       719             -

SHAREHOLDERS' EQUITY:

    Common stock                                     13,854         13,338
    Accumulated earnings                             33,398         29,704
                                                 ----------     ----------
              Total shareholders' equity             47,252        43,042
                                                 ----------     ----------

TOTAL                                            $   62,388     $   57,467
                                                 ----------     ----------
                                                 ----------     ----------


Note:
The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ENCAD, Inc.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(in thousands, except for per share amounts)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       1997            1996
                                                    ----------      ----------

REVENUE
    Product sales                                $   31,341     $   19,618
    Royalty and contract revenue                        170            -
                                                 ----------     ----------

TOTAL REVENUE                                        31,511         19,618
COST OF GOODS SOLD                                   16,105         10,401
                                                 ----------     ----------
GROSS PROFIT                                         15,406          9,217
MARKETING AND SELLING                                 5,114          3,127
RESEARCH AND DEVELOPMENT                              2,790          1,633
GENERAL AND ADMINISTRATIVE                            1,860          1,300
                                                 ----------     ----------
                                                      9,764          6,060
                                                 ----------     ----------

INCOME FROM OPERATIONS                                5,642          3,157
INTEREST INCOME - NET                                    64             70
                                                 ----------     ----------
INCOME BEFORE INCOME TAXES                            5,706          3,227
PROVISION FOR INCOME TAXES                            2,012          1,128
                                                 ----------     ----------
NET INCOME                                       $    3,694     $    2,099
                                                 ----------     ----------
                                                 ----------     ----------
EARNINGS PER SHARE                               $     0.31     $     0.18
                                                 ----------     ----------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES                                               12,028         11,434
                                                 ----------     ----------
                                                 ----------     ----------

See notes to consolidated financial statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)
                                                THREE MONTHS ENDED MARCH 31,
                                                     1997           1996
                                                 ----------     ----------

OPERATING ACTIVITIES:
    Net income                                   $    3,694     $    2,099
    Adjustments to reconcile net income to
    cash provided by operating activities:
         Depreciation and amortization                  624            516
         Provision for losses on accounts
           receivable and inventories                  (200)           489
         Tax benefit from exercise of
           stock options                                311            167
         Changes in assets and liabilities:
           Accounts receivable                       (3,642)        (2,575)
           Inventories                                  (60)        (1,720)
           Deferred income taxes                       (143)           (61)
           Prepaid expenses and other assets           (712)           (77)
           Accounts payable                            (365)           656
           Accrued expenses and other liabilities     1,076            650
                                                 ----------     ----------
           Cash provided by operating activities        583            144
                                                 ----------     ----------
INVESTING ACTIVITIES:
    Purchases of property                            (2,042)        (7,124)
    Net Cash from Short-Term Investments                -            5,272
                                                 ----------     ----------

           Cash used in investing activities         (2,042)        (1,852)
                                                 ----------     ----------

FINANCING ACTIVITIES:
    Exercise of common stock options and sale
    of stock under employee stock purchase plan         205            177
                                                 ----------     ----------
           Cash provided by financing activities        205            177
                                                 ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,254)        (1,531)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      6,949          3,067
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    5,695     $    1,536
                                                 ----------     ----------
                                                 ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Cash paid during the period for income
    taxes                                        $      105     $       94

See notes to consolidated financial statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1) The accompanying consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.
    The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2) CASH EQUIVALENTS - Cash equivalents consist of highly liquid investments with original maturities of three months or less.

3)  INVENTORIES:
    (in thousands)                                   March 31,    December 31,
                                                       1997           1996
                                                    ----------      ----------
              Raw materials                           $  6,028        $  7,247
              Work-in-process                               44             253
              Finished goods                             7,818           6,130
                                                    ----------      ----------
                   Total                             $  13,890       $  13,630
                                                    ----------      ----------
                                                    ----------      ----------

4) SHAREHOLDERS' EQUITY - Effective May 31, 1996, for shareholders of record on May 17, 1996, the Company effected a two-for-one stock split payable in the form of a stock dividend resulting in the issuance of 5,599,007 shares of Common Stock. The effects of the stock split have been retroactively restated in these financial statements.

5)EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held Common Stock. SFAS No. 128 is not in effect for the first quarter of 1997, but will be in effect for the year ended December 31, 1997. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except percentages)

CONSOLIDATED STATEMENTS OF INCOME
                                                 THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                          1997            1996
--------------------------------------------------------------------------------
PRODUCT SALES                                              99%            100%
ROYALTY AND CONTRACT REVENUE                                1%              -
                                                    ----------      ----------
TOTAL REVENUE                                             100%            100%
COST OF GOODS SOLD                                         51%             53%
                                                    ----------      ----------
GROSS PROFIT                                               49%             47%
MARKETING AND SELLING                                      16%             16%
RESEARCH AND DEVELOPMENT                                    9%              8%
GENERAL AND ADMINISTRATIVE                                  6%              7%
                                                    ----------      ----------
INCOME FROM OPERATIONS                                     18%             16%
INTEREST INCOME - NET                                       0%              0%
                                                    ----------      ----------
INCOME BEFORE INCOME TAXES                                 18%             16%
PROVISION FOR INCOME TAXES                                  6%              6%
                                                    ----------      ----------
NET INCOME                                                 12%             10%
                                                    ----------      ----------
                                                    ----------      ----------




RESULTS OF OPERATIONS

    This discussion may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

    REVENUE - Total revenue for the first quarter of 1997 increased to $31,511, up 60% compared to the same quarter in 1996. The increase is primarily attributable to an increased sales volume of the Company's NovaJet product line, including sales of the NovaJet Pro and NovaJet Pro 50 which were introduced in November of 1995 and February of 1996, respectively. Also contributing to the Company's growth was the continued success of its ink and media ("supplies") products. The Company's multiple original equipment manufacturers ("OEM") arrangements contributed to the increase in product sales for the first quarter of 1997, accounting for 27% of product sales as compared to 24% for the same period of 1996.

    For the first quarter of 1997, one customer accounted for 16% of product sales whereas this customer accounted for 11% of product sales during the same quarter of 1996. International sales accounted for approximately 56% and 62% of the Company's product sales for the first quarter of 1997 and the same quarter of 1996, respectively.

    COST OF GOODS SOLD - Cost of goods sold includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in the manufacture, delivery, support and maintenance of products. Cost of goods sold as a percentage of product sales decreased to 51% for the first quarter of 1997, from 53% for the same quarter of

1996, causing a comparable increase in gross margin percentages. The decrease in the cost of goods sold was due primarily to a favorable product mix including the higher margin NovaJet products offsetting the lower margin products - CADJET, supplies (as a group) and accessories. The Company expects lower gross margins for the remainder of 1997 due to lower average unit selling prices, increased sales of new products and supplies, which, in general, have lower gross margins than the NovaJet products and higher technical support costs. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products.

    MARKETING AND SELLING - Marketing and selling expenses for the first quarter of 1997 remained constant at 16% of total revenue when compared to the same quarter of 1996 and grew by 64% in absolute dollars over the same quarter of 1996. Most of the increase was related to costs associated with increased staffing, product advertising and increased emphasis on promoting the Company's supplies business. Marketing and selling are expected to continue to increase over prior period amounts as the Company promotes its products and supports its marketing and selling activities.

    RESEARCH AND DEVELOPMENT - Research and development spending for the first quarter of 1997 grew by 71% in absolute dollars from the same quarter of 1996 and stood at 9% of revenue for the first quarter of 1997 versus 8% for the same quarter of 1996. The increase in spending was driven by increased product costs and staffing levels related to new product development. The Company expects to continue to invest significant resources in these strategic programs and enhancements to existing products. The Company expects that research and development expenses will continue to increase in absolute dollars as compared to prior periods.

    GENERAL AND ADMINISTRATIVE - General and administrative expenses for the first quarter of 1997 decreased to 6% of total revenue, compared to 7% of total revenue for the same quarter of 1996. The 43% increase in absolute dollars was due primarily to increased staffing levels necessary to support an increased level of business. The Company expects that general and administrative expenses will continue to increase in absolute dollars over prior quarters.

    PROVISION FOR INCOME TAXES - The Company's first quarter effective tax rate remained at 35% for both quarters.

    NET INCOME - Net income for the first quarter of 1997 increased 76% over the same period of 1996, and stood at 12% of revenue for the first quarter of 1997 compared with 10% for the same quarter of 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company funds its operations primarily through cash flow provided from operations. As of March 31, 1997, the Company had cash and cash equivalents totaling $5,695, and working capital of $34,144. In comparison, the Company had cash and cash equivalents totaling $6,949, and working capital of $30,827 as of December 31, 1996. The decrease in cash and cash equivalents was due primarily to an increase in accounts receivable.

    The Company has received, and anticipates it will continue to receive, the majority of its cash from collections on its accounts receivable, which are generated from its worldwide distributors and a small number of OEMs. These groups have a history of timely payments; however, the increasing percentage of international sales tends to increase the aggregate amount of the Company's accounts receivable due to typically slower payments by international customers.

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


    At March 31, 1997, net accounts receivable increased by $3,642 from 1996's year end balance. The increase was directly related to slower collections of outstanding balances, particularly in Europe and Latin America.

   Inventory levels at March 31, 1997, of $13,890 remained relatively constant when compared to inventory levels of $13,630 at December 31, 1996.

    In the three month periods ended March 31, 1997, and 1996, the Company had capital expenditures of $2,042 and $7,124, respectively. The capital expenditures for the quarter ended March 31, 1996, included approximately $6,000 for the purchase of the Company's headquarter facilities. During the remainder of 1997, the Company plans to increase its capital expenditures, especially for tooling relating to new products and computers, systems and related network assets.

    The Company's overall level of operating expense is expected to increase during the remainder of 1997 due to increased revenues and the development and marketing of new products. Management believes that its existing cash, cash equivalents, cash generated from operations, and funds available under a bank line of credit will be sufficient to satisfy its currently anticipated working capital needs through the end of 1998. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products. To date, inflation has not had a significant effect on the Company's operating results.

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

    HIGHLY COMPETITIVE INDUSTRY - The markets for the Company's products, both printers and supplies, is highly competitive and rapidly changing and the Company believes that new competitors will likely enter the market. The Company's principal competitor is Hewlett-Packard Company ("Hewlett-Packard"), which dominates certain wide-format inkjet markets. In addition to direct competition in inkjet printers and related supplies, the Company's products also face competition from other technologies in the wide-format market. Such technologies include pen, electrostatic and thermal methods. Some of the Company's current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in the wide-format inkjet market depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, price, performance, product distribution, marketing ability, and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in cost of goods sold, will affect gross margins and may adversely affect the Company's results of operations.

    SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE - The markets for wide-format printers and related supplies are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products. Advances in technology will require increased investment in product engineering to maintain the Company's market position. In addition, the Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance existing products and lower costs. The Company's future operating results could be adversely affected if the Company is unable to develop and manufacture new, competitive products in a timely manner.

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


    POSSIBILITY OF CHALLENGE TO COMPANY'S PRODUCTS OR INTELLECTUAL PROPERTY RIGHTS - From time to time, certain competitors, including Hewlett-Packard, have asserted patent rights relevant to the Company's business. The Company expects that this will continue. The Company carefully evaluates each assertion relating to its products. If the Company is not successful in establishing that asserted rights have not been violated, the Company could be prohibited from marketing the products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe upon the intellectual property rights of others, the Company could be enjoined from further infringement and be liable for any damages. The Company relies on a combination of trade secret, copyright, trademark and patent protection and non-disclosure agreements to protect its proprietary rights. There can be no assurance, however, that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

    DEPENDENCE ON EXPORT SALES - For the first quarters of 1997 and 1996, sales outside the United States represented approximately 56% and 62% of the Company's product sales, respectively. The Company expects export sales to continue to represent a significant portion of its sales. All of the Company's products sold in the international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company's sales and, consequently, on the Company's results of operations.

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

    MANAGEMENT OF GROWTH - The Company has recently experienced significant growth as total revenues have increased to $31,511 for the first quarter of 1997, compared to $19,618 for the same quarter in 1996. For the years ended December 31, 1996 and 1995, respectively, total revenues were $107,437 and $65,548. Such growth has placed, and, if continued, will continue to place, a significant strain on the Company's management, systems and operations. The Company's future operating results will depend on its ability to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new and enhance existing operational information and financial control systems. There can be no assurance that any new personnel hired by the Company will be successfully integrated into the business. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations.

    ENTERPRISE-WIDE INFORMATION SYSTEM - The Company is planning to replace its current management information system with a comprehensive enterprise-wide information system. The Company expects that this system will allow it to realize significant operational efficiencies and facilitate future growth, and it will devote significant resources to system design selection and testing. The Company's operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected.

    DEVELOPING WIDE-FORMAT INKJET AND SUPPLIES MARKETS AND APPLICATIONS - The markets for wide-format, color inkjet printers and related supplies are relatively new and are still developing. The Company believes that there has been growing market acceptance for inkjet printers and related supplies. There can be no assurance that the markets and applications for wide-format printers and related supplies will continue to grow. Other technologies are constantly improving and there can be no assurance that products based on these other technologies will not have a material adverse effect on the markets for the Company's products.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


    11.1 Statement Regarding Computation of Earnings Per Share

    27   Summary Financial Data

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 1997
                                                 ENCAD, Inc.
                                                 (Registrant)

                                                 /s/ Todd W. Schmidt
                                                 --------------------
                                                 (Todd W. Schmidt)
                                                 Vice President, Chief
                                                 Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)