Form 10-K/A
period 1996-12-31
ENCAD INC
filed 1997-06-02
CIK 913599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                    FORM 10-K/A-2

(MARK ONE)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                         FOR THE YEAR ENDED DECEMBER 31, 1996

                                          OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                            COMMISSION FILE NUMBER 0-23034
                                     ENCAD, INC.
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                              95-3672088
     (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                 Identification No.)

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

                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X           No
                                                -----            -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.
                             -----

    Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by Nasdaq for the Company's common stock on March 31, 1997: $178,043,528.*

Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:

                                                     Outstanding at
        Class                                        March 31, 1997
        -----                                        --------------

   Common Stock, no par value                          11,340,030

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's 1996 Annual Report (the "1996 Annual Report") to security holders to be furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3(b) in connection with Registrant's 1997 Annual Meeting of Shareholders scheduled to be held on or about July 17, 1997 (the "1997 Annual Meeting"), as attached hereto as Exhibit 13.1, are incorporated herein by reference into Parts II and IV of this Annual Report on Form 10-K (this "Report").

    Portions of Registrant's Definitive Proxy Statement (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report.

    Certain Exhibits filed with the Registrant's prior registration statements and Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 are incorporated herein by reference into Part IV of this Report .

---------------------------
* Excludes 5,380,414 shares of Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                          Number
                                                                          ------

 (a)  DOCUMENTS FILED AS PART OF THE REPORT:

     (1) Consolidated Balance Sheets at December 31, 1996 and 1995. . . .   *

         Consolidated Statements of Income for the years ended
              December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . .  *

         Consolidated Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . .  *

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994 . . . . . . . . . . .  *

         Notes to Consolidated Financial Statements. . . . . . . . . . . .  *

         Independent Auditors' Report. . . . . . . . . . . . . . . . . . .  *

     (2) Consolidated Financial Statement Schedules

              Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included.

         ---------------

* Incorporated herein by reference on pages 19 through 26 of the 1996 Annual Report.


 (3) Exhibits:

    Exhibit
    Number    Description

      3.1        Amended and Restated Articles of Incorporation of the Company
                    (filed as Exhibit 3.3). (1)

      3.2        Amended and Restated Bylaws of the Company (filed as Exhibit
                    3.5). (1)

     10.1        Form of Distributor Agreement (Domestic) (filed as Exhibit
                    10.14). (1)

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

     10.13       Form of Non-Disclosure Agreement (filed as Exhibit 10.38). (1)

     10.14       Form of Employee Proprietary Information Agreement (filed as
                    Exhibit 10.39). (1)

   + 10.15       Form of Indemnification Agreements between the Company and each of its directors (filed as Exhibit 10.41). (1)

   + 10.16       Form of Indemnification Agreements between the Company and each of its officers (filed as Exhibit 10.42). (1)

   + 10.17       Sales Incentive Compensation Arrangement with Jiri Modry dated
                    February 15, 1995 (with certain confidential portions omitted) (filed as Exhibit 10.46). (3)

     10.18       Agreement to Sell Real Estate dated January 31, 1996 between the Registrant and The Chase Manhattan Bank, N.A., Real Estate Finance. (4)

   + 10.19       Form of Severance Letter Agreements between the Company and each of its officers. (6)

   + 10.20       Form of Senior Executive 1997 Annual Performance Bonus between the Company and each of its officers. (6)

   + 10.21       Select Compensation, Non-Qualified Deferred Compensation Plan
                    and related documents. (6)

     11.1        Statement regarding computation of net earnings per share. (6)

     13.1        Portions of the Registrant's Annual Report to Shareholders for
                    the year ended December 31, 1996.

     21.1        Subsidiaries. (6)

     21          Independent Auditors' Consent, Deloitte & Touche LLP.

     24.1        Power of Attorney. (6)

--------------------

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

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as amended, and incorporated herein by reference.

+   Management compensatory plan.

    (b)  REPORTS ON FORM 8-K
              None

    (c)  EXHIBITS

              The exhibits required by this Item are listed under Item
              14(a)(3).

    (d)  FINANCIAL  STATEMENT SCHEDULES

              The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                     ENCAD, INC.
                               FIVE YEAR FINANCIAL DATA
           (IN THOUSANDS, EXCEPT PER SHARE DATA, PERCENTAGES AND EMPLOYEES)

                                                     1996           1995           1994          1993            1992
---------------------------------------------------------------------------------------------------------------------------
 RESULTS OF OPERATIONS
   Net sales                                       $107,437       $ 65,548       $ 43,653       $ 23,229       $ 15,000
   Cost of sales                                   $ 56,021       $ 36,471       $ 22,917       $ 12,123       $  6,990
   Gross profit                                    $ 51,416       $ 29,077       $ 20,736       $ 11,106       $  8,010
   Research and development                        $  8,794       $  5,578       $  3,265       $  1,995       $  1,397
   Operating income                                $ 19,572       $ 11,619       $  9,137       $  4,118       $  2,672
   Interest income (expense)                       $    183       $    307       $    270       $   (66)       $   (69)
   Pretax income                                   $ 19,755       $ 11,926       $  9,407       $  4,052       $  2,603
   Taxes                                           $  6,902       $  4,069       $  3,392       $  1,317       $    963
   Extraordinary item                                  ----           ----           ----       $    463       $    738
   Net income                                      $ 12,853       $  7,857       $  6,015       $  3,198       $  2,378
   Earnings per share                              $   1.08       $   0.70       $   0.55       $   0.41       $   0.31

 MARGINS
   Gross profit                                         48%            44%            48%            48%            53%
   Research and development                              8%             9%             7%             9%             9%
   Operating income                                     18%            18%            21%            18%            18%
   Pretax income                                        18%            18%            22%            17%            17%
   Net income                                           12%            12%            14%            14%            16%

 YEAR END FINANCIAL POSITION
   Cash and cash equivalents                       $  6,949       $  3,067       $    842       $  7,388       $    203
   Short-term investments                              ----       $  6,072       $  4,902           ----           ----
   Accounts receivable - net                       $ 19,762       $ 13,029       $  8,582       $  4,177       $  2,831
   Inventories                                     $ 13,630       $  8,047       $  4,628       $  2,064       $  2,478
   Property - net                                  $ 10,881       $  3,138       $  2,224       $  1,028       $    592
   Total assets                                    $ 57,467       $ 36,128       $ 24,084       $ 15,998       $  6,577
   Total current liabilities                       $ 14,425       $  7,450       $  4,136       $  3,417       $  2,818
   Shareholders' equity                            $ 43,042       $ 28,678       $ 19,948       $ 12,556       $  3,498
   Working capital                                 $ 30,827       $ 25,304       $ 17,619       $ 11,279       $  3,072

 CAPITAL MANAGEMENT
   Depreciation expense                            $  2,726       $  1,599       $    732       $    518       $    466
   Capital expenditures                            $ 10,469       $  2,513       $  1,928       $    954       $    365
   Operating return on average assets                   42%            39%            46%            36%            57%
   Return on average equity                             36%            32%            37%            40%           105%
   Long-term debt to equity                            ----           ----           ----           0.2%           7.5%
   Current ratio                                        3.1            4.4            5.3            4.3            2.1
   Inventory turnover                                   5.2            5.8            6.8            5.3            4.0
   Average days receivable                               56             60             53             55             48

 HUMAN RESOURCE MANAGEMENT
   Average number of employees                          355            272            197            138             83
   Average assets per employee                          132            111            102             82             57
   Sales per employee                                   303            241            222            168            141

 COMMON SHARES OUTSTANDING*
   Weighted average common and common equivalent
      shares outstanding                             11,871         11,192         10,974          7,786          7,674
   Number of shares outstanding at year end          11,300         11,100         10,900         10,300          7,300

* Adjusted for the two-for-one stock split in the form of a 100% stock dividend on May 31, 1996.

                                     ENCAD, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PERCENTAGES)

CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended December 31,
                                              1996          1995          1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NET SALES                                     100%          100%          100%
COST OF SALES                                  52%           56%           52%
--------------------------------------------------------------------------------
GROSS PROFIT                                   48%           44%           48%
MARKETING AND SELLING                          15%           12%           12%
RESEARCH AND DEVELOPMENT                        8%            9%            7%
GENERAL AND ADMINISTRATIVE                      6%            6%            7%
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                         18%           18%           21%
INTEREST INCOME  - NET                          0%            0%            1%
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     18%           18%           22%
PROVISION FOR INCOME TAXES                      6%            6%            8%
--------------------------------------------------------------------------------
NET INCOME                                     12%           12%           14%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1996 AND 1995

    ENCAD's 1996 net sales increased 64% over 1995 net sales. This increase was primarily due to increased unit sales of the Company's NovaJet product lines, including sales of the NovaJet Pro and NovaJet Pro 50 which were introduced in November 1995 and February 1996, respectively. Also contributing to the Company's growth was the successful introduction of two new lines of ink and media ("supplies"). In 1996, supplies sales increased 208% over 1995, and accounted for approximately 14% of 1996 net sales versus 7% in 1995. The Company's multiple original equipment manufacturers ("OEM") arrangements contributed to the increase in net sales for 1996, accounting for 25% of product sales as compared to 19% for 1995.

    For the year ended December 31, 1996, one customer accounted for 15% of product sales whereas no one customer accounted for more than 10% of product sales in 1995. International sales accounted for approximately 59% and 63% of the Company's product sales in 1996 and 1995, respectively.

    Cost of sales includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in the manufacture, delivery, support and maintenance of products. Cost of sales as a percentage of net sales decreased to 52% in 1996, from 56% in 1995, causing a comparable increase in gross margin percentages. The decrease in the cost of sales was due primarily to a favorable product mix including the higher margin NovaJet products, offsetting the lower margin products - CADJET, supplies (as a group) and accessories. The Company expects lower gross profit margins in 1997 due to higher technical support costs, possible lower average unit selling prices and increased sales of new products and supplies, which, in general, have lower gross margins than the NovaJet products. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products.

    Marketing and selling expenses were 15% of net sales compared to 12% in 1995 and grew by 104% over 1995. Most of the increase was related to costs associated with increased staffing, the advertising of new products, increased emphasis on promoting the Company's supplies business and increased trade show activity compared to the same period in the prior year. Marketing and selling expenses are expected to continue to increase over prior periods as the Company promotes its products and supports its marketing and selling activities.

    Research and development spending grew by 58% from 1995 to 1996 and slightly decreased as a percentage of net sales. The increase in spending was driven by increased project costs and staffing levels related to new product development. The Company expects to continue to invest significant resources in these strategic programs and enhancements to existing products. The Company expects that research and development expenses will increase in absolute dollars as compared to prior periods.

    General and administrative expenses were 6% of net sales in 1996 and 1995. The 72% increase in absolute dollars was due to higher staffing levels necessary to support an increased level of business. The Company expects general and administrative expenses will continue to increase in absolute dollars over prior periods.

    Net interest income decreased to $183 in 1996 from $307 in 1995 due to less cash available for external investment.

    The Company's effective income tax rate in 1996 was 35%, compared to 34% in 1995. The higher rate was due to the Company moving to a higher tax bracket due to increased income.

    1996 net income increased 64% over 1995 for the reasons previously

    YEARS ENDED DECEMBER 31, 1995 AND 1994

    ENCAD's 1995 net sales increased 50% over 1994 net sales. This increase was primarily due to increased unit sales of the Company's CADJET and NovaJet product lines. The increase in unit sales, however, was partially offset by lower average per unit selling prices. Also contributing to the Company's growth was the successful development and delivery of new products to a broadening marketplace. Two of these products, the CADJET 2 and the NovaJet Pro, were introduced in October and November of 1995, respectively. The Company's multiple OEM arrangements contributed to the increase in net sales for 1995, accounting for 19% of product sales as compared to 15% for 1994.

    For the year ended December 31, 1995, no one customer accounted for more than 10% of product sales whereas one customer accounted for 11% of product sales in 1994. In the quarter ended December 31, 1995, one customer accounted for 11% of product sales. International sales accounted for approximately 63% and 57% of the Company's product sales in 1995 and 1994, respectively.

    Cost of sales as a percentage of total net sales increased to 56% in 1995 from 52% in 1994, primarily due to a decrease in per unit selling prices.

    Marketing and selling expenses were unchanged as a percentage of total net sales for 1995 and 1994, remaining at 12%. In absolute dollars these expenses increased to $8,111 in 1995 from $5,065 in 1994.

    Research and development expenses in 1995 increased to $5,578 from $3,265 in 1994 or to 9% of total net sales in 1995 from 7% in 1994. The increase in absolute dollars and as a percentage of net sales was due to increased project costs and staffing levels related to new product development.

    General and administrative expenses were 6% and 7% of total net sales in 1995 and 1994, respectively. These expenses increased, in absolute dollars, to $3,769 in 1995 from $3,269 in 1994. The increase in absolute dollars was due to higher staffing levels associated with the support of higher sales volume.

    Net interest income increased to $307 in 1995 from $270 in 1994. This change was due to the increase of $1,170 in short-term investments resulting from a higher level of cash provided by operating activities of $5,208.

    The Company's effective income tax rate in 1995 was 34%, compared to 36% in 1994. The lower rate reflects increased tax benefits related to the R&D tax credits available to the Company through June of 1995.

    Net income increased 31% to $7,857 in 1995 from $6,015 in 1994 for the reasons set forth above.

    FINANCIAL CONDITION

    The Company funds its operations primarily through cash flow provided from operations. As of December 31, 1996, the Company had cash and cash equivalents totaling $6,949, and working capital of $30,827. In comparison, the Company had cash, cash equivalents and short-term investments totaling $9,139, and working capital of $25,304 as of December 31, 1995. The decrease in cash, cash equivalents and short-term investments was due primarily to the Company's acquisition of its headquarter facilities.

    The Company currently invests its excess cash in Certificates of Deposit, U.S. Treasury Bills and money market accounts. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced, to date, any losses on its short-term investments. During 1996, the Company invested cash in short-term investments which generated interest income of $188.

    The Company has received and anticipates it will continue to receive the majority of its cash from collections of accounts receivable from its distributors and OEMs. These groups have a history of timely payments; however, an increasing percentage of international sales can increase accounts receivable balances due to traditionally slower payments by international customers.

    At December 31, 1996 net accounts receivable increased by $6,733 over 1995's year end balance of $13,029. The increase was directly related to increased sales in 1996.

    Inventory levels increased by $5,583 at December 31, 1996 from $8,047 at the end of 1995. This increase was primarily attributable to a general increase in the level of business and also to increased supplies inventories to support increased sales and to provide shorter lead times in filling customer orders.

    In the years ended December 31, 1996 and 1995, the Company had capital expenditures of $10,469 and $2,513, respectively. 1996 expenditures include $6,000 for the purchase of the Company's headquarter facilities. During the next year, the Company plans to increase its capital expenditures, especially for tooling relating to new products and computers, systems and related network assets.

    The Company's overall level of operating expense is expected to increase due to increased expense associated with increased sales and also with the development and marketing of new products. Management believes that its existing cash, cash equivalents, short-term investments, cash generated from operations, and funds available under a bank line of credit will be sufficient to satisfy its currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products. To date, inflation has not had a significant effect on the Company's operating results.

                             INDEPENDENT AUDITORS' REPORT



         To the Board of Directors and Shareholders of ENCAD, Inc.

              We have audited the accompanying consolidated balance sheets of ENCAD, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         Deloitte & Touche LLP
         SAN DIEGO, CALIFORNIA
         FEBRUARY 4, 1997

                                     ENCAD, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                           DECEMBER 31,
                                                       1996            1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $   6,949      $   3,067
    Short-term investments                                 ----          6,072
    Accounts receivable - net                            19,762         13,029
    Inventories                                          13,630          8,047
    Deferred income taxes                                 4,538          2,254
    Prepaid expenses                                        373            285
--------------------------------------------------------------------------------
              Total current assets                       45,252         32,754


Property - net                                           10,881          3,138
Other assets                                              1,334            236

--------------------------------------------------------------------------------
TOTAL                                                  $ 57,467       $ 36,128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                  $   8,244      $   4,572
    Accrued expenses and other liabilities                6,181          2,878
--------------------------------------------------------------------------------
              Total current liabilities                  14,425          7,450

--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock - no par value;  5,000 shares
       authorized, no shares issued and outstanding        ----           ----
    Common stock - no par value;  15,000 shares
       authorized,
    11,300 and 11,100 shares issued and outstanding
       in 1996 and 1995, respectively                    13,338         11,827
    Retained earnings                                    29,704         16,851
--------------------------------------------------------------------------------
              Total shareholders' equity                 43,042         28,678

--------------------------------------------------------------------------------
TOTAL                                                  $ 57,467       $ 36,128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                     ENCAD, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                YEAR ENDED DECEMBER 31,
                                            1996          1995          1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net sales                                $ 107,437     $  65,548     $  43,653

Cost of sales                               56,021        36,471        22,917

--------------------------------------------------------------------------------
Gross profit                                51,416        29,077        20,736

Marketing and selling                       16,552         8,111         5,065

Research and development                     8,794         5,578         3,265

General and administrative                   6,498         3,769         3,269

--------------------------------------------------------------------------------
Operating costs and expenses                31,844        17,458        11,599

--------------------------------------------------------------------------------
Income from operations                      19,572        11,619         9,137

Interest income - net                          183           307           270

--------------------------------------------------------------------------------

Income before income taxes                  19,755        11,926         9,407
Provision for income taxes                   6,902         4,069         3,392

--------------------------------------------------------------------------------
Net income                               $  12,853     $   7,857     $   6,015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Earnings per share                       $    1.08     $    0.70     $    0.55

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weighted average common and
  common equivalent shares                  11,871        11,192        10,974
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                     ENCAD, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (IN THOUSANDS)


                                                         COMMON STOCK          RETAINED
                                                    SHARES       AMOUNT        EARNINGS        TOTAL
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994                             10,280    $     9,577    $     2,979    $    12,556
    Common stock issued under stock
      option and purchase plans,
      including related tax benefits                    150            348           ----            348
    Net proceeds from over-allotment
      option exercise                                   450          1,029           ----          1,029
    Net income                                        6,015          6,015
----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                           10,880         10,954          8,994         19,948
    Common stock issued under stock
      option and purchase plans,
      including related tax benefits                    120            573           ----            573
    Exercise of warrants                                100            300           ----            300
    Net income                                        7,857          7,857
----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                           11,100         11,827         16,851         28,678
    Common stock issued under stock
      option and purchase plans,
      including related tax benefits                    200          1,511           ----          1,511
    Net income                                         ----           ----         12,853         12,853
----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                           11,300      $  13,338      $  29,704      $  43,042
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                     ENCAD, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                                         YEAR ENDED DECEMBER 31,
                                                                                   1996            1995           1994
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  12,853      $   7,857      $   6,015
   Adjustments to reconcile net income to cash provided by
       (used in) operating activities:
         Depreciation and amortization                                              2,726          1,599            732
         Provision for losses on accounts receivable and inventories                3,987          1,347          1,036
         Tax benefit from exercise of stock options                                   539            173            176
         Changes in assets and liabilities:
             Accounts receivable                                                  (7,033)        (4,692)        (5,051)
             Inventories                                                          (9,270)        (4,521)        (2,954)
             Deferred income taxes                                                (2,284)          (501)          (896)
             Prepaid expenses and other assets                                    (1,186)            632          (669)
             Accounts payable                                                       3,672          2,231            358
             Accrued expenses and other liabilities                                 3,303          1,083            397
--------------------------------------------------------------------------------------------------------------------------
                 Cash provided by (used in) operating activities                    7,307          5,208          (856)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property                                                         (10,469)        (2,513)        (1,928)
   Net cash from (purchases of) short-term investments                              6,072        (1,170)        (4,902)
--------------------------------------------------------------------------------------------------------------------------
                 Cash used in investing activities                                (4,397)        (3,683)        (6,830)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of common stock options and sale of stock under
     employee stock purchase plan                                                     972            418            172
   Net proceeds from issuance of common stock                                        ----            282          1,029
   Payments on capital lease obligations                                             ----           ----           (61)
--------------------------------------------------------------------------------------------------------------------------
                 Cash provided by financing activities                                972            700          1,140
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                3,882          2,225        (6,546)
Cash and cash equivalents at beginning of year                                      3,067            842          7,388
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   6,949      $   3,067     $      842
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                                   $   7,927      $   3,551      $   5,005
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                     ENCAD, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY ENCAD, Inc. and its subsidiaries (collectively, the "Company") operate in one industry segment, principally the design, development, manufacture and sale of wide-format color inkjet printers and related supplies for the graphic arts and computer-aided design markets.

    The Company markets and sells its products domestically and internationally primarily through specialty distributors, dealers, value-added resellers and original equipment manufacturers. Export sales accounted for 59%, 63% and 57% of 1996, 1995 and 1994 net sales, respectively. Receivables from export sales at December 31, 1996 and 1995 were approximately $11,508,000 and $7,606,000, respectively. In 1996, one customer accounted for 15% of sales. In 1995, no one customer accounted for more than 10% of sales, and in 1994, one customer accounted for 11% of sales.

    PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

    SHORT-TERM INVESTMENTS Short-term interest bearing investments are those with maturities of less than one year but greater than three months when purchased. These investments are readily convertible to cash and are stated at cost, which approximates fair value.

    INVENTORIES Inventories are stated at the lower of cost (first-in, first-out method) or market.

    PROPERTY Property is stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the property: buildings and related improvements - 40 years; machinery, equipment, furniture and fixtures - two to five years.

    REVENUE RECOGNITION Revenue from product sales is recognized at the time of shipment. Price protection adjustments to customers are accrued when the anticipated price reduction is known.

    WARRANTY The Company warrants its products against defects, generally for one year. Management evaluates the Company's warranty experience and adjusts its warranty reserve accordingly.

    PRODUCT RETURNS In the event the Company terminates any of its distribution agreements, the terminated distributor may return products for a refund. The Company has not experienced any significant terminations or product returns to date.

    RESEARCH AND DEVELOPMENT Research and development costs are expensed in the period incurred.

    EARNINGS PER SHARE Earnings per share are computed based on the weighted average number of common dilutive and common equivalent shares outstanding during each period using the treasury stock method. Stock options are considered to be common stock equivalents. Fully diluted earnings per share have not been presented as part of the consolidated statements of income because the differences are not material.

    INCOME TAXES The Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires that deferred income taxes be reported in the Company's financial statements utilizing the asset and liability method. Under this method, deferred income taxes are determined based on enacted tax rates applied to the differences between the financial statement and tax bases of assets and liabilities.

    FOREIGN CURRENCY TRANSLATION Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the year. Translation gains or losses of the Company's foreign subsidiaries historically have not been material. All of the Company's worldwide sales are conducted in U.S. dollars. Gains and losses on transactions in denominations other than the functional currency of the Company's foreign operations, while not material in amount, are included in the results of operations. The Company has not entered into foreign exchange transactions to hedge certain balance sheet exposures and intercompany balances against movements in foreign exchange rates as these balances have historically not been material.

    CONCENTRATION OF CREDIT RISK The Company sells its products primarily to customers in the United States, Europe and Asia. The Company maintains a reserve for potential credit losses and such losses, to date, have been minimal.

    ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on the net income and earnings per share. See Note 6.

    SHAREHOLDERS' EQUITY Effective May 31, 1996, for shareholders of record on May 17, 1996, the Company effected a two-for-one stock split payable in the form of a 100% stock dividend resulting in the issuance of 5,599,007 shares of common stock. The effects of the stock split have been retroactively restated in these financial statements.

    RECLASSIFICATIONS Certain items in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

2.  BALANCE SHEET DETAILS (in thousands)

                                                        DECEMBER 31,
                                                 ---------------------------
                                                    1996           1995
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
    ACCOUNTS RECEIVABLE:
    Trade receivables                            $   20,404     $   13,472
    Allowance for doubtful accounts                   (642)          (443)
    ------------------------------------------------------------------------
    Total                                        $   19,762     $   13,029
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------

    INVENTORIES:
    Raw materials                                $    7,247     $    4,601
    Work-in-process                                     253            224
    Finished goods                                    6,130          3,222
    ------------------------------------------------------------------------
    Total                                        $   13,630     $    8,047
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------

    PROPERTY - AT COST:
    Machinery and equipment                      $    7,289     $    5,027
    Buildings and improvements                        5,601             84
    Furniture and fixtures                            1,787            865
    Land                                              1,250           ----
    ------------------------------------------------------------------------
                                                     15,927          5,976

    Accumulated depreciation and
      amortization                                  (5,046)        (2,838)
    ------------------------------------------------------------------------
    Total                                        $   10,881     $    3,138
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------

    ACCRUED EXPENSES AND OTHER
     LIABILITIES:
    Compensation and vacation pay                $    3,197     $      937
    Warranty                                          1,538          1,212
    Co-op programs                                      736            482
    Income taxes payable                                690            114
    Other                                                20            133
    ------------------------------------------------------------------------
    Total                                        $    6,181     $    2,878
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------


3.  REVOLVING LINE OF CREDIT

    At December 31, 1996, the Company had available a $12 million revolving line of credit (the "Line") which provides for interest at the bank's prime rate (8.25% at December 31, 1996) or 2.25 % over the London Interbank Overnight Rate (5.50% at December 31, 1996) on outstanding balances. The Line requires the Company to maintain: (i) a minimum amount of net working capital and net worth, (ii) a quick ratio of 1.5 to 1.0, and (iii) a total debt to net worth ratio less than .6 to 1.0. No borrowings were outstanding under the Line at December 31, 1996. The Line expires on January 2, 1999.

4.  OPERATING LEASE COMMITMENTS

    During 1995 and for the first month of 1996 the Company leased its primary facility under an operating lease, which would have expired in December 1998. In February 1996, the Company acquired this facility. Rental expense under operating leases was approximately $298,000, $604,000 and $258,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has no commitments, as of December 31, 1996, under non-cancelable operating leases.

5.  INCOME TAXES (in thousands except for percentages)

    The tax effects of items comprising the Company's net deferred income tax asset are as follows:

                                                             DECEMBER 31,
                                                        ------------------------
                                                          1996          1995
    ----------------------------------------------------------------------------
    ----------------------------------------------------------------------------
    Non deductible reserves and accruals                $  2,817    $    1,407
    Differences between book and tax basis in
      inventory and property                                 856           349
    Accrued co-op advertising                                323           208
    State taxes                                              287           197
    Accrued  commissions to foreign related party            198            50
    Other                                                     57            43
    ----------------------------------------------------------------------------

    Total                                               $  4,538     $   2,254
    ----------------------------------------------------------------------------
    ----------------------------------------------------------------------------

The components of the provision for income taxes are as follows:


                                                YEAR ENDED DECEMBER 31,
                                             1996         1995         1994
--------------------------------------------------------------------------------
 CURRENT EXPENSE:
    Federal                               $    7,269  $    3,524    $    3,277
    State                                      1,810       1,030         1,011
    Foreign                                      106          17          ----
 DEFERRED EXPENSE:
    Federal                                  (1,865)       (396)         (740)
    State                                      (418)       (106)         (156)
--------------------------------------------------------------------------------
 Total                                    $    6,902  $    4,069    $    3,392
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The effective rate of the provision for income taxes differs from the federal statutory rate because of the effect of the following items:

                                                       YEAR ENDED DECEMBER 31,
                                                     1996       1995     1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Statutory rate                                      35.0%     34.0%     34.0%
 State income taxes, net of Federal benefit            6.2       6.2       6.2
 Benefit of foreign sales corporation, net of tax    (4.0)     (4.2)     (4.2)
 Income tax credit                                   (0.8)     (1.0)       0.3
 Other                                               (1.4)     (0.8)     (0.2)
--------------------------------------------------------------------------------

 Effective rate                                      35.0%     34.2%     36.1%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

6. EMPLOYEE BENEFIT PLANS (in thousands except for percentages and average and exercise price data)

    The number of shares authorized under the following plans and the number of shares outstanding will be appropriately adjusted in the event of certain changes in the Company's capital structure, such as stock dividends or splits, or other recapitalizations.

    1993 EMPLOYEE STOCK PURCHASE PLAN Under this plan, for which 400 shares of common stock have been reserved for issuance, eligible employees may elect up to 10% of their cash compensation to be deducted each pay period for the
    purchase of common stock.   Participants may not purchase more than 2
    shares of common stock in any purchase period and not more than $25 worth of common stock in any one calendar year. On the last business day of each calendar quarter, shares of common stock are purchased with the employees' payroll deductions, at a price per share of 85% of the lesser of the closing market price of the common stock on the purchase date, or the closing market price on the first day of the period. The plan will terminate on January 1, 2003. In 1996, 1995 and 1994, 60, 62 and 61
    shares, respectively, were issued, at average prices ranging from $7.44 to $8.49, $5.26 to $5.63, and $2.13 to $2.20, respectively. An additional 17 shares have been purchased, but not issued as of December 31, 1996. At December 31, 1996, 200 shares were available for purchase under the plan.

    1993 STOCK OPTION/STOCK ISSUANCE PLAN Under this plan, for which 1,559 shares of common stock have been reserved for issuance, employees, officers, directors and consultants may be granted incentive or non-qualified stock options. All outstanding options under any of the Company's previous stock option plans were incorporated into this plan but will continue to be governed by the terms and conditions under which those options were granted. Only non-qualified stock options have been granted under this plan to date, at prices not less than fair market value on the date of grant. Although this plan allows for other terms, the options granted are generally exercisable quarterly over four years and expire in ten years.

    A summary of option activity follows:

                                                 OPTIONS OUTSTANDING
                                       -----------------------------------------
                        AVAILABLE FOR                                AGGREGATE
                                GRANT    NUMBER   EXERCISE PRICES        PRICE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCES, JANUARY 1, 1994         457       360     $0.07-$2.81      $     421

Options granted                 (239)       239       4.13-7.31          1,236

Options exercised                ----      (89)       4.13-9.25           (33)

Options canceled                   14      (14)       0.07-1.17           (13)
--------------------------------------------------------------------------------

BALANCES, JANUARY 1, 1995         232       496       0.07-7.31          1,611

Authorized                        500      ----            ----           ----

Options granted                 (543)       543      7.13-13.75          4,827

Options exercised                ----      (57)      6.88-14.81          (146)

Options canceled                  271     (271)      1.17-12.94        (2,602)
--------------------------------------------------------------------------------

BALANCES, JANUARY 1, 1996         460       711      0.07-13.75          3,690

Options granted                 (460)       460      8.00-39.88          5,201

Options exercised                ----     (140)      8.00-45.38          (546)

Options canceled                   89      (89)       0.07-8.00          (569)
--------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1996        89       942    $0.07-$39.88      $   7,776
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


At December 31, 1996, 89 shares were available for grant under this plan.

The following table summarizes information about stock options outstanding at December 31, 1995 and 1996:

                                   WEIGHTED
                                     AVERAGE
                                    REMAINING       WEIGHTED                        WEIGHTED
    RANGE OF         NUMBER       CONTRACTUAL       AVERAGE           NUMBER          AVERAGE
  EXERCISE PRICES  OUTSTANDING       LIFE        EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
1995
 $0.07 - $1.17         131             1.5          $0.62              106           $0.52
  2.81 - 4.44          182             8.1           3.86               77            3.78
  7.13 - 7.25          235             9.6           7.19                8            7.23
  7.31 - 7.88           85             9.3           7.52               11            7.35
  8.44 - 13.75          78             9.9           8.68                0            0.00
--------------------------------------------------------------------------------------------------
 $0.07 - $13.75        711             7.7          $5.33              202           $2.40
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


1996
 $0.07 - $1.17          66           0.94            $0.86             59           $0.82
  2.81 - 4.44          132           7.14             3.64             90            3.58
  7.19 - 7.88          243           8.53             7.31             58            7.33
  8.00 - 8.50          240           8.92             8.14             39            8.19
  10.63 - 11.50        226           9.26            11.39             21           11.45
  13.75 - 21.75         12           9.17            18.23              1           16.17
  34.75 - 39.88         23           9.88            35.39              0            0.00
--------------------------------------------------------------------------------------------------
 $0.07 - $39.88        942           8.12            $8.36            268            $5.1
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plan and stock purchase plan been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for 1996 and 1995 would have been reduced by approximately $909 and $279, respectively, and $0.08 per share and $0.02 per share respectively.

The fair value of the options granted during 1996 and 1995 is estimated as $2,054 and $1,581, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             1996                 1995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Volatility                                  65%                 65%

  Risk-free interest rate                      6%                  6%

  Forfeiture rate                            ----                ----

  Expected life (years)                      2.68                2.80

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

7. QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share data)

    Summarized quarterly financial information for each of the three years ended December 31, 1996, 1995, and 1994 is as follows:


                                     1st Quarter    2nd Quarter    3rd Quarter    4th Quarter    Fiscal Year
    -----------------------------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31, 1996
    Net sales                             $19,618        $24,752        $30,047        $33,020       $107,437
    Gross profit                            9,217         11,990         14,142         16,067         51,416
    Income from operations                  3,157          4,357          5,594          6,464         19,572
    Net income                              2,099          2,805          3,732          4,217         12,853
    Earnings per share                       0.18           0.24           0.31           0.35           1.08
    -----------------------------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------------------------

    YEAR ENDED DECEMBER 31, 1995
    Net sales                              14,666         17,524         15,606         17,752         65,548
    Gross profit                            6,810          7,876          6,777          7,614         29,077
    Income from operations                  3,169          3,266          2,522          2,662         11,619
    Net income                              1,991          2,238          1,786          1,842          7,857
    Earnings per share                       0.18           0.20           0.16           0.16           0.70
    -----------------------------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------------------------

    YEAR ENDED DECEMBER 31, 1994
    Net sales                               8,646         11,945         11,475         11,587         43,653
    Gross profit                            3,963          5,935          5,508          5,330         20,736
    Income from operations                  1,611          2,600          2,629          2,297          9,137
    Net income                              1,007          1,593          1,703          1,712          6,015
    Earnings per share                       0.09           0.15           0.15           0.16           0.55
    -----------------------------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------------------------

                                     ENCAD, INC.
                               RISKS AND UNCERTAINTIES



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

    HIGHLY COMPETITIVE INDUSTRY The markets for the Company's products, both printers and supplies, are highly competitive and rapidly changing, and the Company believes that new competitors will likely enter the market. The Company's principal competitor is Hewlett-Packard Company ("Hewlett-Packard"), which dominates certain wide-format inkjet markets. In addition to direct competition in inkjet printers and related supplies, the Company's products also face competition from other technologies in the wide-format market. Such technologies include pen, electrostatic and thermal methods. Some of the Company's current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in the wide-format inkjet market depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, price, performance, product distribution, marketing ability, and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in cost of goods sold, will affect gross margins and may adversely affect the Company's results of operations.

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

    COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES While most components are available locally from multiple vendors, certain components used in the Company's products are only available from single sources. Although the Company generally buys components under purchase orders and does not have long-term agreements with its suppliers, it expects that its suppliers will be able to continue to satisfy its requirements. The Company has developed strategic relationships with single suppliers of several of its components. Although alternate suppliers are readily available for many of these components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to the Company's operations. The Company uses a material requirements planning system that is intended to aid in making "Just-in-Time" decisions; however, if a supplier is unable to meet the Company's needs, or supplies parts which the Company finds unacceptable, the Company may not be able to meet production demands. Certain key components of the Company's products are supplied indirectly by its principal competitor, Hewlett-Packard. The

Company believes that Hewlett-Packard supplies these components to many other customers. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company's results of operations.

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

    MANAGEMENT OF GROWTH The Company has recently experienced significant growth as revenues from product sales have increased to $107.4 million for the year ended December 31, 1996, compared to $65.5 million in 1995 and $43.6 million in 1994. Such growth has placed, and, if continued, will continue to place, a significant strain on the Company's management, systems and operations. The Company's future operating results will depend on its ability to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new and enhance existing operational information and financial control systems. There can be no assurance that any new personnel hired by the Company will be successfully integrated into the business. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations.

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

    DEVELOPING WIDE-FORMAT INKJET AND SUPPLIES MARKETS AND APPLICATIONS The markets for wide-format color inkjet printers and related supplies are relatively new and are still developing. The Company believes that there has been growing market acceptance for inkjet printers and related supplies. There can be no assurance that the markets and applications for wide-format printers and related supplies will continue to grow. Other technologies are constantly improving, and there can be no assurance that products based on these other technologies will not have a material adverse effect on the markets for the Company's products.

    ABSENCE OF DIVIDENDS No cash dividends have been paid on the Company's Common Stock to date, and the Company does not anticipate paying cash dividends in the foreseeable future.

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

                                     ENCAD, INC.
                                 COMMON STOCK MATTERS


    The Common Stock of ENCAD is traded on the Nasdaq National Market under the symbol "ENCD." Prior to the initial public offering on December 16, 1993, there was no established published trading market for ENCAD's Common Stock. The following table presents quarterly information on the price range of the Common Stock, as adjusted for the two-for-one stock split in the form of a 100% stock dividend on May 31, 1996. This information indicates the high and low sales prices as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

    PRICE RANGE OF COMMON STOCK
    ----------------------------------------------------------------------------
    ----------------------------------------------------------------------------
                                          1996                    1995
                                   HIGH         LOW          HIGH        LOW
    ----------------------------------------------------------------------------
    First Quarter                 12.50         7.63       18.50        11.38
    Second Quarter                25.25        11.50       29.38        17.63
    Third Quarter                 43.75        16.75       29.88        13.63
    Fourth Quarter                46.75        34.38       20.25        13.13
    ----------------------------------------------------------------------------

    The Company had 305 shareholders of record and approximately 4,500 beneficial shareholders as of December 31, 1996. The last sales price for ENCAD's Common Stock as reported by Nasdaq on December 31, 1996, was $41.25.

DIVIDEND POLICY

    The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. In addition, the Company's line of credit arrangement prohibits the payment of cash dividends without prior bank approval if amounts are outstanding under such lines of credit.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENCAD, INC.



By  /s/ Richard A. Plante                                  Date:  June 2, 1997
  ---------------------------------                                ------------
        Richard A. Plante
        President and Chief Operating Officer




      SIGNATURE                          TITLE                        DATE



 /s/          *                 Chairman of the Board and        June 2, 1997
-----------------------          Chief Executive Officer
     (David A. Purcell)       (Principal Executive Officer)

 /s/          *                       President and              June 2, 1997
-----------------------          Chief Operating Officer
     (Richard A. Plante)


 /s/          *                          Director                June 2, 1997
-----------------------
     (Robert V. Adams)

 /s/          *                          Director                June 2, 1997
-----------------------
     (Ronald J. Hall)

 /s/          *                          Director                June 2, 1997
-----------------------
     (Howard L. Jenkins)

 /s/          *                          Director                June 2, 1997
-----------------------
     (Charles  E. Volpe)

 /s/          *                          Director                June 2, 1997
-----------------------
     (Craig S. Andrews)



*  /s/ Thomas L. Green
  ---------------------
  By: Thomas L. Green, Attorney-in-Fact