Form 10-Q
period 1997-06-30
ENCAD INC
filed 1997-08-08
CIK 913599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 1997

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __ to __

                         Commission File Number: 0-23034

                        ENCAD-REGISTERED TRADEMARK-, INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

The number of shares outstanding of the Registrant's Common Stock as of June 30, 1997, was 11,390,258.

ENCAD, INC.

INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
            June 30, 1997 and December  31, 1996 . . . . . . . . . . . . . . .3

          Consolidated Statements of Income for the
            three and six months ended June 30, 1997 and 1996. . . . . . . . .4

          Consolidated Statements of Cash Flows for the
            six months ended June 30, 1997 and 1996. . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . .6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . 14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . 14

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I. - FINANCIAL INFORMATION



ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

ENCAD, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)                                      JUNE 30,     December 31,
                                                      1997          1996
                                                  ---------------------------
                                                   (UNAUDITED)     (Note)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                    $    3,357     $   6,949
     Accounts receivable                              30,809        19,762
     Inventories                                      16,936        13,630
     Deferred income taxes                             4,554         4,538
     Prepaid expenses                                  1,458           373
                                                  ----------     ----------
          Total current assets                        57,114        45,252

PROPERTY - net                                        13,434        10,881

OTHER ASSETS                                             926         1,334
                                                  ----------     ----------
TOTAL                                             $   71,474     $  57,467
                                                  ----------     ----------
                                                  ----------     ----------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                             $   10,294     $   8,244
     Accrued expenses and other liabilities            8,026         6,181
                                                  ----------     ----------
          Total current liabilities                   18,320        14,425
                                                  ----------     ----------
OTHER LIABILITIES                                        854           -


SHAREHOLDERS' EQUITY:
     Common stock                                     14,679        13,338
     Accumulated earnings                             37,621        29,704
                                                  ----------     ----------
          Total shareholders' equity                  52,300        43,042
                                                  ----------     ----------
TOTAL                                             $   71,474     $  57,467
                                                  ----------     ----------
                                                  ----------     ----------

Note:
The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(in thousands, except for per share amounts)


                                         THREE MONTHS          SIX MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
                                       1997        1996       1997      1996
                                    ---------   ---------  ---------  ---------

REVENUE
     Product sales                  $  37,498   $  24,752  $  68,839  $  44,370
     Royalty and contract revenue         227           -        397        -
                                    ---------   ---------  ---------  ----------
TOTAL REVENUE                          37,725      24,752     69,236     44,370
COST OF GOODS SOLD                     20,060      12,762     36,165     23,163
                                    ---------   ---------  ---------  ----------
GROSS PROFIT                           17,665      11,990     33,071     21,207
MARKETING AND SELLING                   6,100       4,065     11,214      7,192
RESEARCH AND DEVELOPMENT                2,775       2,136      5,565      3,769
GENERAL AND ADMINISTRATIVE              2,392       1,432      4,252      2,732
                                    ---------   ---------  ---------  ----------
                                       11,267       7,633     21,031     13,693
                                    ---------   ---------  ---------  ----------
INCOME FROM OPERATIONS                  6,398       4,357     12,040      7,514
INTEREST INCOME - NET                      78          24        142         94
                                    ---------   ---------  ---------  ----------

INCOME BEFORE INCOME TAXES              6,476       4,381     12,182      7,608
PROVISION FOR INCOME TAXES              2,253       1,576      4,265      2,704
                                    ---------   ---------  ---------  ----------
NET INCOME                          $   4,223   $   2,805  $   7,917  $   4,904
                                    ---------   ---------  ---------  ----------
                                    ---------   ---------  ---------  ----------
EARNING PER SHARE                   $    0.35   $    0.24  $    0.66  $    0.42
                                    ---------   ---------  ---------  ----------
WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT SHARES      12,046      11,800     12,038     11,637
                                    ---------   ---------  ---------  ----------
                                    ---------   ---------  ---------  ----------

See notes to consolidated financial statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

                                                       SIX MONTHS ENDED JUNE 30,
                                                            1997        1996
                                                       -----------   ----------

OPERATING ACTIVITIES:
    Net income                                         $     7,917   $  4,904
    Adjustments to reconcile net income to cash
        provided by operating activities:
            Depreciation and amortization                    1,465      1,175
            Provision for losses on accounts
                receivable and inventories                    (200)     1,058
            Tax benefit from exercise of stock options         766        186
            Changes in assets and liabilities:
                Accounts receivable                        (11,177)    (3,113)
                Inventories                                 (2,976)    (6,340)
                Deferred income taxes                          (16)      (708)
                Prepaid expenses and other assets             (677)        81
                Accounts payable                             2,050      2,107
                Accrued expenses and other liabilities       2,699      1,024
                                                       -----------   --------
                    Cash provided by (used in)
                        operating activities                  (149)       374
                                                       -----------   --------

INVESTING ACTIVITIES:
    Purchases of property                                   (4,018)    (7,824)
    Net cash from short-term investments                         -      6,072
                                                       -----------   --------
                    Cash used in investing activities       (4,018)    (1,752)
                                                       -----------   --------

FINANCING ACTIVITIES:
    Exercise of common stock options and sale
        of stock under employee stock purchase plan            575        375
                                                       -----------   --------
                    Cash provided by financing
                        activities                             575        375
                                                       -----------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (3,592)    (1,003)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             6,949      3,067
                                                       -----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     3,357   $  2,064
                                                       -----------   --------
                                                       -----------   --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for income taxes       $     1,584    $ 2,574

See notes to consolidated financial statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1) The accompanying consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results for the entire year ending December 31, 1997.

2) CASH EQUIVALENTS - Cash equivalents consist of highly liquid investments with original maturities of three months or less.

3)   INVENTORIES:
     (IN THOUSANDS)

                                         JUNE 30,          December 31,
                                           1997                1996
                                        ---------          ------------
          Raw materials                 $  10,784           $   7,247
          Work-in-process                     642                 253
          Finished goods                    5,510               6,130
                                        ---------          ------------
            Total                       $  16,936           $  13,630
                                        ---------          ------------
                                        ---------          ------------

4) SHAREHOLDERS' EQUITY - Effective May 31, 1996, for shareholders of record on May 17, 1996, the Company effected a two-for-one stock split payable in the form of a stock dividend resulting in the issuance of 5,599,007 shares of Common Stock. The effects of the stock split have been retroactively restated in these financial statements.

5) EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. If SFAS No. 128 had been applied for the three and six month periods ended June 30, 1997 and 1996, basic and diluted earnings per share would have been as follows:


                                           Three Months         Six Months
                                          Ended June 30,      Ended June 30,
                                        -----------------   -----------------
                                         1997      1996      1997      1996
                                        -------   -------   -------   -------
          Earnings per share - basic    $  0.37   $  0.25   $  0.70   $  0.44
          Earnings per share - diluted  $  0.35   $  0.24   $  0.66   $  0.42

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (in thousands, except percentages)

CONSOLIDATED STATEMENTS OF INCOME

                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                         ---------------------------   -------------------------
                                1997         1996            1997        1996
--------------------------------------------------------------------------------

PRODUCT SALES                    99%         100%             99%        100%
ROYALTY AND CONTRACT
 REVENUE                          1%           0%              1%          0%
                         -----------  -----------      ----------  ----------
TOTAL REVENUE                   100%         100%            100%        100%
COST OF GOODS SOLD               53%          52%             52%         52%
                         -----------  -----------      ----------  ----------
GROSS PROFIT                     47%          48%             48%         48%
MARKETING AND SELLING            16%          16%             16%         16%
RESEARCH AND DEVELOPMENT          8%           9%              8%          9%
GENERAL AND ADMINISTRATIVE        6%           6%              6%          6%
                         -----------  -----------      ----------  ----------
INCOME FROM OPERATIONS           17%          17%             17%         17%
INTEREST INCOME - NET             0%           0%              0%          0%
                         -----------  -----------      ----------  ----------
INCOME BEFORE INCOME TAXES       17%          17%             17%         17%
PROVISION FOR INCOME TAXES        6%           6%              6%          6%
                         -----------  -----------      ----------  ----------
NET INCOME                       11%          11%             11%         11%
                         -----------  -----------      ----------  ----------
                         -----------  -----------      ----------  ----------

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

   REVENUE - Total revenue for the second quarter and six months ended June 30, 1997 increased by 52% and 56%, respectively, over the same periods in 1996. Revenue growth was enhanced by the introduction of two new products, the NovaJet PROe and Croma24. Also contributing to the Company's growth during the second quarter and first six months of 1997 was the continued success of its ink and media ("supplies") products, which represented 21% and 20%, respectively, of total revenue compared to 12% and 11% during the same periods of 1996. The Company's multiple original equipment manufacturer ("OEM") arrangements contributed to the increase in product sales for the second quarter and first six months of 1997, and accounted for 21% and 20%, respectively, of product sales as compared to 23% for each of the comparable periods of 1996.

   For the second quarter of 1997, one customer accounted for 10% of product sales whereas this customer accounted for 12% of product sales during the same quarter of 1996. International sales accounted for approximately 61% and 59% of the Company's product sales for the second quarter and six months ended June 30, 1997, respectively, compared to 60% and 61% for the same periods in 1996.

   COST OF GOODS SOLD - Cost of goods sold includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in the manufacture, delivery, support and maintenance of products. Cost of goods sold as a percentage of total revenue increased from 1996's 52% to 53% for the second quarter of 1997, causing a comparable decrease in gross profit percentages. The increase in the cost of goods sold as a percentage of net revenue during the second quarter of 1997 was principally due to selling price reductions for the mature printer products and the effects of a larger supplies business component which, in general, carries a lower gross margin than the Company's printer products. For the six months ended June 30, 1997 and 1996 cost of goods sold as a percentage of total revenue remained constant at 52%. The Company anticipates a lower gross profit percentage for the remainder of 1997 due to overall lower average unit selling prices for its printer product line, and increased sales of supplies. The Company's future success will depend on its ability to continue to develop, manufacture, and sell competitive products and achieve cost reductions for its existing products.

   MARKETING AND SELLING - Marketing and selling expenses for the second quarter and six months ended June 30, 1997 increased $2,000 and $4,000, respectively, over the comparable periods in 1996. These expenses remained constant at 16% of total revenue for the second quarter and six months ended June 30, 1997 and 1996. Most of the increase in absolute dollars was related to costs associated with increased staffing, product advertising and an increased emphasis on promoting the Company's supplies business. Marketing and selling expenses are expected to continue to increase in absolute dollars over prior period amounts as the Company promotes its products and supports its marketing and selling activities.

   RESEARCH AND DEVELOPMENT - Research and development spending for the second quarter and six months ended June 30, 1997 increased $600 and $1,800, respectively, over the comparable periods in 1996. These expenses represented 8% of total revenue for both the second quarter and first six months of 1997 as compared to 9% for the comparable periods of 1996. The increase in spending was driven by increased product testing costs and staffing levels related to new product development. The Company expects to continue to invest significant resources in these strategic programs and enhancements to existing products.
The Company expects that research and development expenses will continue to increase in absolute dollars as compared to prior periods.

   GENERAL AND ADMINISTRATIVE - General and administrative expenses for the second quarter and first six months of 1997 remained constant at 6% of total revenue when compared to the same periods of 1996. The increase in absolute dollars for both periods over the comparable periods of the prior year was due primarily to increases in staffing levels necessary to support an increased level of business and increases in legal expenses. In the second quarter, costs associated with investor relations activities also contributed to the increase in absolute dollars. The Company expects that general and administrative expenses will continue to increase in absolute dollars over prior quarters.

   PROVISION FOR INCOME TAXES - The Company's effective income tax rate was approximately 35% for the quarter and six months ended June 30, 1997, compared to approximately 36% for the same periods in 1996. The decrease in the effective tax rate is due primarily to a research and development credit available to the Company during the second quarter of 1997 that was unavailable during the same period of 1996.

    NET INCOME - Net income for the second quarter and six months ended June 30, 1997 increased 51% and 61%, respectively, over the same periods of 1996, and remained constant at 11% of total revenue for the second quarter and first six months of 1997 and 1996.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company funds its operations primarily through cash flow provided from operations. As of June 30, 1997, the Company had cash and cash equivalents totaling $3,357, and working capital of $38,794. In comparison, the Company had cash and cash equivalents totaling $6,949, and working capital of $30,827 as of December 31, 1996. The decrease in cash and cash equivalents was due primarily to an increase in accounts receivable.

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

   At June 30, 1997, net accounts receivable had increased by $11,177 from the balance at December 31, 1996. The increase was directly related to increased sales of existing products and the introduction of new products late in the second quarter.

   At June 30, 1997, inventories had increased by $3,306 from $13,630 at December 31, 1996. The increase was due to an increase in printer raw materials and new supplies products, both related to the new PROe and Croma24 printer product launches during the quarter.

   In the first half of 1997, the Company made capital expenditures of approximately $4 million, primarily related to new product tooling, computers and information systems, equipment, and building improvements to support an increased staff. During the remainder of 1997, the Company plans to increase its capital expenditures, especially for computers, information systems and related network assets.

   The Company's overall level of operating expense is expected to increase during the remainder of 1997 in order to provide the resources necessary to keep pace with anticipated increased revenues, and to fund the development and marketing of new products. Management believes that its existing cash, cash generated from operations, and funds available under a bank line of credit will be sufficient to satisfy its currently anticipated working capital needs through the end of 1998. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products. To date, inflation has not had a significant effect on the Company's operating results.

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

     HIGHLY COMPETITIVE INDUSTRY - The markets for the Company's products, both printers and supplies, is highly competitive and rapidly changing and the Company believes that new competitors will likely enter the market. The Company's principal competitor is Hewlett-Packard Company ("Hewlett-Packard"), which dominates certain wide-format inkjet markets. In addition to direct competition in inkjet printers and related supplies, the Company's products also face competition from other technologies in the wide-format market. Such technologies include pen, electrostatic and thermal methods. Some of the Company's current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in the wide-format inkjet market depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, price, performance, product distribution, marketing ability and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in cost of goods sold, will affect gross margins and may adversely affect the Company's results of operations.

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

   DEPENDENCE ON EXPORT SALES - For the quarters ended June 30, 1997 and 1996, sales outside the United States represented approximately 61% and 60% of the Company's product sales, respectively. The Company expects export sales to continue to represent a significant portion of its sales. All of the Company's products sold in the international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company's sales and, consequently, on the Company's results of operations.

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

     MANAGEMENT OF GROWTH - The Company has recently experienced significant growth as total revenues have increased to $69,236 for the six month period ended June 30, 1997, compared to $44,370 for the comparable period in 1996. For the years ended December 31, 1996 and 1995, respectively, total revenues were $107,437 and $65,548. Such growth has placed, and, if continued, will continue to place, a significant strain on the Company's management, systems and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new and enhance existing operational information and financial control systems. There can be no assurance that any new personnel hired by the Company will be successfully integrated into the business. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In September 1995, the Company filed a lawsuit against Hewlett-Packard in the U.S. District Court for the Southern District of California, seeking to have the court declare that the Company's products do not infringe a Hewlett-Packard patent, as has been asserted by Hewlett-Packard, and that the patent is invalid. Hewlett-Packard filed a counterclaim alleging that the Company did infringe the patent. On July 29, 1997 Hewlett-Packard advised the Company that it had abandoned all claims of the patent asserted against the Company in the pending litigation due to a prior invention which invalidated the claims, and that it had requested that the Court dismiss the lawsuit.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 Annual Meeting of Shareholders was held on July 17, 1997, in San Diego, California, for the following purposes:

1. The following seven directors were elected to serve a one-year term that will expire at the Company's 1998 Annual Meeting of Shareholders:

                                      FOR             WITHHELD
                                      ---             --------
          Robert V. Adams          10,421,860          72,904
          Craig S. Andrews         10,423,048          71,716
          Ronald J. Hall           10,424,270          70,494
          Howard L. Jenkins        10,424,395          70,369
          Richard A. Plante        10,421,830          72,934
          David A. Purcell         10,423,809          70,955
          Charles E. Volpe         10,424,335          70,429

2. The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997. The total number of votes cast for, against and withheld were 10,462,586, 14,821, and 17,357, respectively.

3. The shareholders ratified and approved an amendment to the 1993 Employee Stock Purchase Plan to increase the number of shares authorized by 120,000 shares to a total of 520,000 shares. The total number of votes cast for, against and withheld were 8,696,533, 191,583, and 40,994, respectively.

4. The shareholders ratified and approved an amendment to the 1993 Stock Option/Stock Issuance Plan to increase the number of shares authorized by 240,000 to a total of

          1,799,020 shares. The total number of votes cast for, against and withheld were 5,951,925, 2,941,849, and 39,630, respectively.

5. The shareholders did not ratify or approve an amendment to the 1993 Stock Option/ Stock Issuance Plan to provide for automatic annual increases in the number of shares authorized for issuance under the Plan in an amount equal to two percent of the then outstanding shares of the Company's Common Stock, with such increases to commence on January 1, 1998 and to continue on the first day of January of each year thereafter. The total number of votes cast for, against and withheld were 4,042,714, 4,844,464, and 46,226, respectively.

6. The shareholders ratified and approved the reincorporation of the Company in Delaware through the merger of ENCAD, Inc., a California corporation, with a wholly-owned subsidiary of ENCAD, Inc. The total number of votes cast for, against and withheld were 6,289,494, 2,285,926, and 58,819, respectively.

7. The shareholders ratified and approved an increase in the number of shares of Common Stock authorized for issuance by the Delaware company from 15,000,000 to 60,000,000 shares, concurrently with the Company's reincorporation in Delaware. The total number of votes cast for, against and withheld were 7,733,689, 2,476,954, and 33,337, respectively.

8. The shareholders also ratified and approved an amendment of the Company's Restated Articles of Incorporation to provide for an increase in the number of shares of Common Stock authorized for issuance by the Company from 15,000,000 to 60,000,000, in the event the proposal for the reincorporation in Delaware was not approved. The total number of votes cast for, against and withheld were 7,997,928, 2,458,239, and 34,817, respectively.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          11.1 Statement Regarding Computation of Earnings Per Share

          27   Summary Financial Data

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 1997

                                   ENCAD, Inc.
                                   (Registrant)




                                   /s/ Todd W. Schmidt
                                   ---------------------------------------
                                   (Todd W. Schmidt)
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)