Form 10-Q
period 1997-09-30
ENCAD INC
filed 1997-11-14
CIK 913599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 1997, was 11,412,530.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ENCAD, INC.

INDEX                                                                      PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
            September 30, 1997 and December  31, 1996. . . . . . . . . . .   3

          Consolidated Statements of Income for the
            three and nine months ended September 30, 1997 and 1996. . . .   4

          Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1997 and 1996. . . . . . . . .   5

          Notes to Consolidated Financial Statements . . . . . . . . . . .   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .   7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . .  14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . .  14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .  14

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  14

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ENCAD, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                  SEPTEMBER 30,  December 31,
                                                      1997           1996
                                                  -------------  ------------
                                                   (UNAUDITED)      (Note)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $   1,252     $   6,949
   Accounts receivable                                35,035        19,762
   Inventories                                        20,388        13,630
   Deferred income taxes                               4,259         4,538
   Prepaid expenses                                    1,742           373
                                                   ---------     ---------
             Total current assets                     62,676        45,252

PROPERTY - NET                                        14,519        10,881

OTHER ASSETS                                           1,225         1,334
                                                   ---------     ---------

TOTAL                                              $  78,420     $  57,467
                                                   ---------     ---------
                                                   ---------     ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                $  10,474     $   8,244
   Accrued expenses and other liabilities              6,949         6,181
   Borrowings under line of credit                     2,000           -
                                                   ---------     ---------
             Total current liabilities                19,423        14,425
                                                   ---------     ---------

OTHER LIABILITIES                                      1,054           -

SHAREHOLDERS' EQUITY:
   Common stock                                       15,879        13,338
   Accumulated earnings                               42,064        29,704
                                                   ---------     ---------

             Total shareholders' equity               57,943        43,042
                                                   ---------     ---------

TOTAL                                              $  78,420     $  57,467
                                                   ---------     ---------
                                                   ---------     ---------

Note:
The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(in thousands, except for per share amounts)

                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                        1997           1996                 1997          1996
                                  --------------  --------------     ---------------   -------------
REVENUE
   Product sales                     $  38,382      $  30,047            $  107,221     $  74,417
   Royalty and contract revenue            127              -                   524           -
                                     ---------      ---------            ----------     ---------
TOTAL REVENUE                           38,509         30,047               107,745        74,417
COST OF GOODS SOLD                      20,409         15,905                56,574        39,068
                                     ---------      ---------            ----------     ---------
GROSS PROFIT                            18,100         14,142                51,171        35,349
MARKETING AND SELLING                    6,874          4,594                18,088        11,786
RESEARCH AND DEVELOPMENT                 2,487          2,167                 8,052         5,936
GENERAL AND ADMINISTRATIVE               1,928          1,787                 6,180         4,519
                                     ---------      ---------            ----------     ---------
                                        11,289          8,548                32,320        22,241
                                     ---------      ---------            ----------     ---------
INCOME FROM OPERATIONS                   6,811          5,594                18,851        13,108
INTEREST (EXPENSE) INCOME - NET            (39)            33                   103           127
                                     ---------      ---------            ----------     ---------

INCOME BEFORE INCOME TAXES               6,772          5,627                18,954        13,235
PROVISION FOR INCOME TAXES               2,329          1,895                 6,594         4,599
                                     ---------      ---------            ----------     ---------
NET INCOME                           $   4,443      $   3,732            $   12,360     $   8,636
                                     ---------      ---------            ----------     ---------
                                     ---------      ---------            ----------     ---------

EARNINGS PER SHARE                   $    0.37      $    0.31            $     1.03     $    0.73
                                     ---------      ---------            ----------     ---------
                                     ---------      ---------            ----------     ---------

WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT SHARES         12,048         11,940                12,042        11,798
                                     ---------      ---------            ----------     ---------
                                     ---------      ---------            ----------     ---------

See Notes to Consolidated Financial Statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1997            1996
                                                                    -------------    -------------
OPERATING ACTIVITIES:
   Net income                                                         $  12,360        $  8,636
   Adjustments to reconcile net income to cash (used in)
      provided by operating activities:
         Depreciation and amortization                                    2,503           2,077
         Tax benefit from exercise of stock options                       1,495             401
         Changes in assets and liabilities:
            Accounts receivable                                         (15,273)         (4,013)
            Inventories                                                  (6,758)         (7,615)
            Deferred income taxes                                           279          (1,970)
            Prepaid expenses and other assets                            (1,260)           (405)
            Accounts payable                                              2,230           3,163
            Accrued expenses and other liabilities                        1,822           2,463
                                                                      ---------        --------
               Cash (used in) provided by operating activities           (2,602)          2,737
                                                                      ---------        --------

INVESTING ACTIVITIES:
   Purchases of property                                                 (6,141)         (9,097)
   Net cash from short-term investments                                       -           6,072
                                                                      ---------        --------
               Cash used in investing activities                         (6,141)         (3,025)
                                                                      ---------        --------

FINANCING ACTIVITIES:
   Exercise of common stock options and sale of stock under
      employee stock purchase plan                                        1,046             486
   Net borrowings under line of credit                                    2,000               -
                                                                      ---------        --------
               Cash provided by financing activities                      3,046             486
                                                                      ---------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (5,697)            198
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          6,949           3,067
                                                                      ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   1,252        $  3,265
                                                                      ---------        --------
                                                                      ---------        --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                       $   3,195        $  4,769


See notes to consolidated financial statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1) BASIS OF PRESENTATION - The accompanying consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2) CASH EQUIVALENTS - Cash equivalents consist of highly liquid investments with original maturities of three months or less.

3)   INVENTORIES:
     (IN THOUSANDS)

                                          SEPTEMBER 30,      December 31,
                                              1997              1996
                                          -------------      ------------
           Raw materials                  $    13,734        $    7,247
           Work-in-process                        374               253
           Finished goods                       6,280             6,130
                                          -----------        ----------
                  Total                   $    20,388        $   13,630
                                          -----------        ----------
                                          -----------        ----------

4) SHAREHOLDERS' EQUITY - Effective May 31, 1996, for shareholders of record on May 17, 1996, the Company effected a two-for-one stock split payable in the form of a stock dividend resulting in the issuance of 5,599,007 shares of Common Stock. The effects of the stock split have been retroactively restated in these financial statements.

5) NEW ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the period such as options, warrants, convertible securities, and contingently issuable shares. SFAS No. 128 is effective for periods ending after December 15, 1997. If SFAS No. 128 had been applied for the three and nine month periods ended September 30, 1997 and 1996, basic and diluted earnings per share would have been as follows:

                                         THREE MONTHS         NINE MONTHS
                                      ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                      -------------------  -------------------
                                        1997       1996      1997      1996
                                       ------     ------    ------    ------
      Earnings per share - basic       $ 0.39     $ 0.33    $ 1.09    $ 0.77
      Earnings per share - diluted     $ 0.37     $ 0.31    $ 1.03    $ 0.73

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130").

     SFAS No. 130 establishes standards for reporting and display of comprehensive income and it's components in financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of SFAS No. 130 will not have a material effect on the financial statements or disclosures of the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about it's products, services, geographic areas, and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company believes that the adoption of SFAS No. 131 will not have a material effect on the financial statements or disclosures of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (in thousands, except percentages)

CONSOLIDATED STATEMENTS OF INCOME

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                     ------------------     -----------------
                                       1997     1996         1997        1996
-----------------------------------------------------------------------------
Product sales                         99.7%      100.0%      99.5%     100.0%
Royalty and contract revenue           0.3%        0.0%       0.5%       0.0%
                                     ------      ------     ------     ------
Total revenue                        100.0%      100.0%     100.0%     100.0%
Cost of goods sold                    53.0%       52.9%      52.5%      52.5%
                                     ------      ------     ------     ------
Gross profit                          47.0%       47.1%      47.5%      47.5%
Marketing and selling                 17.8%       15.4%      16.8%      15.8%
Research and development               6.5%        7.2%       7.5%       8.0%
General and administrative             5.0%        5.9%       5.7%       6.1%
                                     ------      ------     ------     ------
Income from operations                17.7%       18.6%      17.5%      17.6%
Interest (expense) income - net      (0.1%)        0.1%       0.1%       0.2%
                                     ------      ------     ------     ------
Income before income taxes            17.6%       18.7%      17.6%      17.8%
Provision for income taxes             6.1%        6.3%       6.1%       6.2%
                                     ------      ------     ------     ------
Net income                            11.5%       12.4%      11.5%      11.6%
                                     ------      ------     ------     ------
                                     ------      ------     ------     ------

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

   REVENUE - Total revenue for the three months and nine months ended September 30, 1997 increased by 28% and 45%, respectively, over the same periods in 1996. Revenue growth was enhanced by the late second quarter introduction of two new product lines, the NovaJet-Registered Trademark- PROe

Series and the ENCAD Croma24-TM-(1). Also contributing to the Company's growth during the third quarter and first nine months of 1997 was the continued success of its ink, cartridge and media ("supplies") products, which represented 21% and 20%, respectively, of total revenue compared to 15% and 12%, respectively, during the same periods of 1996. The Company's multiple original equipment manufacturer ("OEM") arrangements contributed to the increase in product sales for the third quarter and first nine months of 1997, and accounted for 25% and 24%, respectively, of product sales as compared to 27% and 25%, respectively, for the comparable periods of 1996.

   For the third quarter of 1997, no one customer accounted for more than 10% of product sales whereas one customer accounted for 12% of product sales during the same quarter of 1996. This same customer accounted for 12% and 14%, respectively, of product sales for the nine months ended September 30, 1997 and 1996 International sales accounted for approximately 57% and 58% of the Company's product sales for the three months and nine months ended September 30, 1997, respectively, compared to 58% and 60% for the same periods in 1996.

   COST OF GOODS SOLD - Cost of goods sold includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in the manufacture, delivery, support and maintenance of products. Cost of goods sold as a percentage of total revenue remained essentially constant, increasing from 52.9% in the third quarter of 1996 to 53.0% in the third quarter of 1997. For the nine months ended September 30, 1997 and 1996 cost of goods sold as a percentage of total revenue remained constant at 52.5%. The Company anticipates a flat or slightly lower gross profit percentage for the last quarter of 1997 due to overall lower average unit selling prices for its printer product line, and increased sales of supplies.

   MARKETING AND SELLING - Marketing and selling expenses for the three months and nine months ended September 30, 1997 increased $2,280 and $6,302, respectively, over the comparable periods in 1996. These expenses represented 17.8% and 16.8%, respectively, of total revenue, as compared to 15.4% and 15.8%, respectively, of total revenue for the third quarter and first nine months of 1996. Most of the increase in absolute dollars was related to costs associated with promoting the Company's new product lines through product advertising and tradeshow attendance and increased staffing. Marketing and selling expenses are expected to continue to increase in absolute dollars over prior period amounts as the Company promotes its products and supports its marketing and selling activities.

   RESEARCH AND DEVELOPMENT - Research and development spending for the three months and nine months ended September 30, 1997 increased $320 and $2,116, respectively, over the comparable periods in 1996. These expenses represented 6.5% and 7.5%, of total revenue, respectively, for the third quarter and first nine months of 1997 as compared to 7.2% and 8.0%, respectively, for the comparable periods of 1996. The increase in absolute dollar spending was driven by increased product testing costs and staffing levels related to new product development. The Company expects to continue to invest significant resources in these strategic programs and enhancements to existing products. The Company expects that research and development expenses will continue to increase in absolute dollars as compared to prior periods.

   GENERAL AND ADMINISTRATIVE - General and administrative expenses for the third quarter and first nine months of 1997 represented 5.0% and 5.7%, respectively, of total revenue, as compared to 5.9% and 6.1%, respectively, for the comparable periods of 1996. The increase in absolute dollars for both periods over the comparable periods of the prior year was due primarily to increases in staffing levels necessary to support an increased level of business. The Company

---------------
(1)  NovaJet and Croma24 are trademarks of ENCAD, Inc.

expects that general and administrative expenses will continue to increase in absolute dollars over prior quarters.

   PROVISION FOR INCOME TAXES - The Company's effective income tax rate was 34.4% and 34.8%, respectively, for the three months and the nine months ended September 30, 1997, compared to 33.7% and 34.7%, respectively, for the same periods of 1996. The increase in the effective tax rate for the three months ended September 30, 1997 over the same period of 1996 is due to the Company reaching a higher tax bracket during 1997.

    NET INCOME - Net income for the three months and nine months ended September 30, 1997 increased 19% and 43%, respectively, over the same periods of 1996. Net income represented 11.5% of total revenue for both the three months and the nine months ended September 30, 1997 as compared to 12.4% and 11.6%, respectively, for the comparable periods in 1996.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company funds its operations primarily through cash flow provided from operations. As of September 30, 1997, the Company had cash and cash equivalents totaling $1,252, and working capital of $43,253. In comparison, the Company had cash and cash equivalents totaling $6,949, and working capital of $30,827 as of December 31, 1996. The decrease in cash and cash equivalents was due primarily to an increase in both accounts receivable and inventories.

   The Company has received, and anticipates it will continue to receive, the majority of its cash from collections on its accounts receivable, which are generated from its worldwide distributors and a small number of OEMs. These groups have a history of timely payments; however, international sales tend to increase the aggregate amount of the Company's accounts receivable due to slower payments by these international customers.

   At September 30, 1997, net accounts receivable had increased by $15,273 from the balance at December 31, 1996. Accounts receivable increased due to the high volume of sales made in the last month of the third quarter and the continued sales expansion of the international customer base.

   At September 30, 1997, inventories had increased by $6,758 from the December 31, 1996 balance. The increase was due to an increase in raw materials to support anticipated fourth quarter demand for printers and new supplies products, both primarily related to the new NovaJet PROe Series and ENCAD Croma24 printer products.

   At September 30, 1997, prepaid expenses and other assets had increased by $1,260 from the balance at December 31, 1996. The increase was due primarily to prepaid royalties related to image processing software shipped with some of the new ENCAD Croma24 printer units and translation costs related to manuals shipped with both the new printer lines.

   During the first nine months of 1997, the Company made capital expenditures of approximately $6,000, primarily related to new product tooling, expenditures for computers and information systems, engineering equipment, and building improvements, all necessary to support an increased staff and new products.

   At September 30, 1997, the Company had available a $12,000 revolving line of credit (the "Line") which provides for interest at the bank's prime rate or 2.25% over the London Interbank Overnight Rate on outstanding balances. The Line has certain operating covenants, including financial ratios and working capital and net worth restrictions. At September 30, 1997, borrowings outstanding under the Line were $2,000, an increase of $2,000 from December 31, 1996. The Line expires on January 2, 1999.

   The Company's overall level of operating expense is expected to increase during the remainder of 1997 in order to provide the resources necessary to support anticipated increased revenues, and to fund the development and marketing of new products. Management believes that its existing cash, cash generated from operations, and funds available under the Line will be sufficient to satisfy its currently anticipated working capital needs through the end of 1998. Actual cash requirements may vary from planned amounts. To date, inflation has not had a significant effect on the Company's operating results.

RISKS AND UNCERTAINTIES

   POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE - The Company's quarterly operating results can fluctuate significantly depending on factors such as the timing of product announcements and subsequent introductions by the Company and its competitors, availability and cost of components, timing of shipments of the Company's products, mix of product families shipped, market acceptance of new products, seasonality, currency fluctuations, changes in prices by the Company and its competitors, price protection for selling price reductions offered to distributors and OEMs, the timing of expenditures for staffing and related expenditures, advertising, promotion, research and development and changes in general economic conditions. Any one of these factors could have a material adverse effect on the Company's results of operations. The Company may experience significant quarterly fluctuations in total revenues as well as operating expenses with respect to future new product introductions. In addition, the Company's component purchases, production and spending levels are based upon forecast demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. The Company's failure to complete shipments during a quarter could have a material adverse effect on the Company's results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company can maintain the levels of revenue and profitability experienced over the past three years on a quarterly or annual basis.

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

   DEPENDENCE ON EXPORT SALES - For the quarters ended September 30, 1997 and 1996, sales outside the United States represented approximately 57% and 58% of the Company's product sales, respectively. The Company expects export sales to continue to represent a significant portion of its sales. All of the Company's products sold in the international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company's sales and, consequently, on the Company's results of operations.

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

   DEPENDENCE ON KEY PERSONNEL - The success of the Company is dependent, in part, on its ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and the inability to attract additional key employees or the loss of one or more key employees could adversely affect the Company. Although the Company has severance arrangements with its senior management team, it does not have employment agreements with members of this group. There can be no assurance that the Company will retain its key personnel. In addition, as part of its research and development efforts, the Company relies heavily on industry consultants to assist and influence design decisions, ensure continued compatibility with software and hardware leaders, keep abreast of technological advances, and design for manufacture. A delay in product introduction is possible to the extent key consultants become unavailable.

   MANAGEMENT OF GROWTH - The Company has recently experienced significant growth as total revenues have increased to $107,745 for the nine month period ended September 30, 1997, compared to $74,417 for the comparable period in 1996. For the years ended December 31, 1996 and 1995, respectively, total revenues were $107,437 and $65,548. Such growth has placed, and, if continued, will continue to place, a significant strain on the Company's management, employees, systems and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new and enhance existing operational information and financial control systems. There can be no assurance that any new personnel hired by the Company will be successfully integrated into the business. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations.

   ENTERPRISE-WIDE INFORMATION SYSTEM - The Company is planning to replace its current management information system with a comprehensive enterprise-wide information system. The Company expects that this system will allow it to realize significant operational efficiencies and facilitate future growth, and it will devote significant resources to system design and testing. The Company's operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected.

   DEVELOPING WIDE-FORMAT INKJET AND SUPPLIES MARKETS AND APPLICATIONS - The markets for wide-format, color inkjet printers and related supplies are relatively new and are still developing. The Company believes that there has been growing market acceptance for inkjet printers and related supplies. There can be no assurance that the markets and applications for wide-format printers and related supplies will continue to grow. Other technologies are constantly improving and there can be no assurance that products based on these other technologies will not have a material adverse effect on the demand for the Company's products.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          11.1   Statement Regarding Computation of Earnings Per Share

          27     Summary Financial Data

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1997


                                        ENCAD, Inc.
                                        (Registrant)

                                        /s/ TODD W. SCHMIDT
                                        --------------------------------------
                                        (Todd W. Schmidt)
                                        Vice President, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)