Form 10-K
period 1997-12-31
ENCAD INC
filed 1998-03-31
CIK 913599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                    FORM 10-K

(MARK ONE)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                         COMMISSION FILE NUMBER 0-23034

                                   ENCAD, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                               95-3672088
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

            6059 CORNERSTONE COURT WEST                        92121
                   SAN DIEGO, CA
      (Address of principal executive office)               (Zip Code)

      Registrant's telephone number, including area code:   (619) 452-0882

       Securities registered pursuant to Section 12(b) of the Act:   NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. _____

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by Nasdaq for the Company's Common Stock on February 27, 1998: $189,952,175.*

Indicate the number of shares outstanding of the registrant's Common Stock as of the latest practicable date:

                                                          Outstanding at
                       Class                             February 27, 1998
                       -----                             -----------------
           Common Stock, $.001 par value                    11,539,400

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with the Registrant's prior registration statements are incorporated herein by reference into Part IV of this Report .

---------------
* Excludes 3,786,250 shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 27, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

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

GENERAL

     ENCAD, Inc. ("ENCAD" or the "Company") designs, develops, manufactures and markets wide-format (up to 60"), color inkjet printer systems designed to increase productivity in computer applications requiring quality printed output. ENCAD's primary products, currently, are the NovaJet-Registered Trademark-, CADJET-Registered Trademark- , NovaCut-TM-, Croma24-TM-, and NovaJet PROe-TM-product lines(1). Typical uses for these printers and their related accessories and supplies are in graphic arts ("GA"), such as digital photo imaging, sign-making, three-dimensional renderings and presentation graphics; in computer-aided design ("CAD"), used by architects, engineers and construction designers; and in geographic information systems ("GIS"), such as surveying and mapping.
To support its wide-format inkjet printers, ENCAD offers a variety of accessories and supplies, including specialty ink and media. The market for wide-format, color inkjet printers, supplies and accessories is relatively new and is still developing as a result of technological advancements in performance and quality and continuing improvements in price/performance ratios. ENCAD believes these advancements will make quality wide-format inkjet output more affordable, allowing its products to be more widely used in ENCAD's existing markets, as well as addressing potential new market applications, such as textiles, photography, fine art, and medical imaging.

RECENT DEVELOPMENTS

     On March 16, 1998, the Company announced that lower than anticipated product sales, coupled with accelerated competitor-driven pressure on gross profits for its flagship products, could generate operating results ranging from break even to a loss for the first quarter of 1998 on sales significantly lower than the same quarter last year. Lower product sales for the first quarter of 1998 are expected to result from continued sales weakness in Asia and a severe slowdown in purchase decisions due to customer expectations of several new product announcements in the industry in March. First quarter 1998 net income is anticipated to be reduced due to lower sales and profits as the Company
responds to attempts by competitors to capture market share.   Due to the
anticipated results for the first quarter, the likelihood of continued sales weakness in Asia, lower gross profit in its core business over the course of 1998, and increased marketing and selling expenses required to respond to competitive pressures, ENCAD also expects that net income for the year will fall well below comparable 1997 results, and that sales for full-year 1998 could be only slightly higher or equal to 1997 sales.

MARKET

     The market for wide-format, color inkjet printers emerged in the early 1990s as a result of the rapid growth in the use of high-powered personal computers by a wide variety of technical professionals. More recently, GA professionals have begun to take advantage of the performance and cost features associated with wide-format inkjet printers as a result of expanded use of sophisticated graphics interface software programs. The market for wide-format, color inkjet printers, accessories, and supplies, such as inks, ink cartridges and print media, currently consists of three primary segments: GA, CAD and GIS. The Company believes that the textile and photography segments will be the next emerging market segments.

     Users in the GA segment include graphic artists, print shops, photo-labs, sign shops and service bureaus. Applications in the GA segment include back-lit and other signs, point-of-sale advertising, posters, pre-press proofing

---------------
(1) NovaJet and CADJET are registered trademarks of ENCAD.

(proofs or other quick output to demonstrate concepts for advertising or graphics layouts), and digital photo imaging. The Company is a leader in the GA segment. The Company's product lines are particularly well-suited to the GA segment since they are capable of producing a full range of outputs, from single line monochrome to full color, photorealistic images. GA users require output in three distinct segments of the GA and design process, all of which require performance balanced by low-cost, quickly-produced output. In the pre-press segment, GA users require proofs or other quick output to demonstrate concepts for advertising or graphics layouts. Pre-press output involves any output where form, shape or color is emphasized. In the quick print segment, GA users include print shops, service bureaus and corporate GA departments that produce signs or posters. Quick print output includes backlit and wall-mount signs and point-of-sale displays. In the digital photo segment, GA users include photo labs, service bureaus and corporate GA departments that produce high resolution digitized photographs. Digitized photo output is used when photographic images are manipulated, including architectural images and text overlay.

     The CAD segment includes architectural, engineering and construction design users. This is a diverse group that utilizes technical graphics applications to automate the design process and includes architects, mechanical engineers, electrical engineers and users involved in many aspects of building design and construction. Historically, output for the CAD segment consisted mostly of two-dimensional monochrome line drawings. With the introduction of wide-format inkjet printers, CAD users are now able to create full color and three-dimensional output. CAD and other design users often require spot color and speed in their output and look for productivity enhancement in producing the output. The Company's CADJET product line offers a CAD user spot color in addition to excellent line quality and the NovaJet product line offers a full range of color outputs.

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

     LED printers are the most expensive "plain paper" technology, producing monochrome output at high speed, but the cost is much higher than inkjet.

     Other technologies that can be adapted to wide-format use include photographic output, electrophotographic output and dot matrix printers. Each of these other technologies has disadvantages for the CAD, GIS and GA markets, including relatively poor resolution or high costs when compared to inkjet technology.

ENCAD PRODUCTS

     ENCAD has designed a variety of wide-format hard copy peripherals, including color inkjet printers and pen plotters. The Company currently sells the second generation of the CADJET product line, the first of which was introduced in November 1994, and the fourth and fifth generation of the NovaJet product line, including the NovaJet family, first introduced in October 1991, NovaCut, NovaJet PROe Series and the Croma24. All of ENCAD's products support at least one, and typically several, emulation graphics languages and interfaces, including the industry standard, HP-GL-Registered Trademark-, HP-GL/2-Registered Trademark-, and HP-RTL-Registered Trademark-, to provide compatibility and utility for the end user.(1) In addition, ENCAD products allow users to print in a variety of sizes from standard small-format to wide-format. ENCAD's automatic media sensing feature also permits the accommodation of some special sizes. ENCAD products have an easy-to-operate keyboard and display, with layered menus to set printer parameters and stored pre-set configurations.

     CADJET 2

     CADJET 2, first shipped in October 1995, is targeted at sophisticated low-end pen plotter and thermal printer users, primarily in the CAD and GIS markets. CADJET 2, which can produce drawings ranging in size from A (8-1/2" by 11") to E (36" by 48"), offers performance benefits over existing pen plotter technology and costs less than comparable thermal printers. The CADJET 2 has two inkjet print heads. A black cartridge produces fast monochrome drawings and 600 dpi can be used to produce higher quality images. A tri-chamber cyan-magenta-yellow cartridge can be used to produce color lines and/or spot color fills. Output can be generated on roll or cut-sheet media.

     NOVAJET FAMILY

     NovaJet 4 is targeted at sophisticated mid-range and high-end pen and thermal printer users, as well as electrostatic printer users. The NovaJet 4 was first shipped in February 1996. NovaJet 4, which can produce drawings ranging in size from A (8-1/2" by 11") to E (36" by 48"), offers performance benefits over existing pen plotter technology, costs less than comparable thermal and electrostatic printers and is up to 25 times faster than existing pen plotters. NovaJet 4 uses four ENCAD customized inkjet heads and snap-in refillable cartridges, one filled with black ink and the remaining three filled with color inks, and is capable of printing in either monochrome or color. It offers 256 color selections. NovaJet 4 uses standard paper, vellums and transparencies, as well as specialized inkjet media and can generate output on roll or cut-sheet media with vector or raster input options.

     The NovaJet PRO series, which includes the NovaJet Pro (36" width) and the NovaJet Pro 50 (50" width), is targeted at sophisticated mid-range and high-end printer users, as well as electrostatic printer users in the GA market. NovaJet PRO was first shipped in November 1995 and the NovaJet PRO 50 was first shipped in March 1996. The NovaJet PRO Series has been designed specifically for the professional graphic artist, and other short run production oriented professional users. The NovaJet PRO series was the first wide-format color inkjet printer to include a manufacturer designed and integrated continuous flow ink supply. The NovaJet PRO series products use four inkjet print heads, one for black ink and the remaining three for colored inks, and are capable of printing in either monochrome or color. They offer a full gamut of color, up to 16 million colors, and use standard paper, vellums and transparencies, as well as specialized inkjet media.

     NOVACUT

     The NovaCut family of printer/cutters was first shipped in February 1997. The NovaCut, available in both 24" width and 54" width models, functions as both a printer and a cutter, and thus costs less than a separate printer and cutter. The NovaCut features a friction-feed media moving technology that provides precision delivery of media and a "swivel" style cutting knife which assures high-precision cutting, combined with NovaJet color printing accurate enough for paneling. The NovaCut also features ENCAD's 500 ml continuous flow ink system that allows for

---------------
(1) HP-GL, HP-GL/2, and HP-RTL are registered trademarks of Hewlett-Packard Company ("Hewlett-Packard").

unattended operation and offers NovaJet Pro color capability. The NovaCut is targeted to users in the graphics and signage markets.

     NOVAJET PROe SERIES

     The NovaJet PROe Series, first shipped in May 1997, is available in both 42" width and 60" width models. These models are ENCAD's most full-featured inkjet printers on the market and feature a 500 ml continuous flow ink system with dual plumbing for two ink sets, automatic feed/take-up system, and a built-in dryer. They also include an imaging management architecture designed to provide the user with higher quality imaging, improved ease of use, and increased productivity. The NovaJet PROe Series is designed specifically for users that require a faster, more productive, and even wider media solution to their growing print-for-pay needs. It is targeted to high-volume producers of large photorealistic prints, murals, point-of-sale displays and imposition proofs for direct-to-plate applications.

     CROMA24

     The Croma24, first shipped in June 1997, is the industry's first cost-effective, color inkjet printer which produces 24" photo-realistic images. Expanding traditional 11" x 17" print widths by more than doubling the size, the ENCAD Croma24 surpasses the width limitations of current desktop printers and provides new alternatives for the creative professional or first-time wide-format user. It is targeted to CAD users, creative professionals, small service bureaus, photographers, sign shops, and small office/home office users. Offered at prices believed to be affordable to these users, the Croma24 has MAC, PC, and PostScript interfaces and advanced software drivers to enable the user to control color calibration, ink counting, paper selection, automatic cutting and dry time functions from the desktop. As with ENCAD's other printer models, a full range of scientifically matched supplies is available.

     ENCAD QUALITY IMAGING SUPPLIES-TM-

     ENCAD's line of supplies for its family of wide-format printers, launched in 1995, provides a comprehensive output system for ENCAD printer owners. Because they are designed to ensure the highest quality output possible from ENCAD printers, these supplies are branded ENCAD Quality Imaging Supplies (QIS). Sales of supplies accounted for 22%, 14% and 7% of net sales in 1997, 1996 and 1995, respectively.

The ENCAD QIS product line consists of both outdoor and indoor solutions. The outdoor line of products includes fade-resistant pigmented inks and a broad line of water-resistant and durable banner and sign materials. Because outdoor solutions are new to the inkjet printing market, ENCAD provides a guarantee for most of its outdoor products. The outdoor line of products allows ENCAD to better compete in the sign-making market and also provides new applications for traditional ENCAD printer owners.

The indoor line of products includes specially-formulated dye-based inks optimized for ENCAD printers and ENCAD's custom ink cartridges. In order to fulfill the broad needs of the GA marketplace, ENCAD provides two ink options - Graphic Arts Ink, for colors beyond the traditional color palette, and Graphic Standard Ink, for colors that mirror press-quality output. While the former tends to be used for posters and photo-realistic images, the latter is more appropriate for color proofing.

ENCAD's broad range of QIS Media feature a proprietary inkjet coating that is optimized for use with QIS Inks. The coatings control ink absorption for images that are vibrantly colorful and high in print quality. The media line consists of 16 media options, from photo-based papers to adhesive-backed vinyl, two types of canvas and three types of film. All QIS Media are made with a recyclable, water-based coating.

     ACCESSORIES

     In support of its goal of providing a comprehensive output system and to ensure compatibility to its wide-format customers, ENCAD has developed and sells a wide variety of software and hardware accessories. Sales of accessories accounted for 3% of net sales in 1997 and 2% in 1996.

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

     THIRD PARTY INTERFACES

     Third-party PostScript-Registered Trademark- hardware and software developers have created products that interface with the NovaJet products. These products allow NovaJet to output color near photo-realistic images in its enhanced mode. In addition, numerous software packages, such as AutoCAD-Registered Trademark-, Adobe Photoshop-Registered Trademark-, VersaCAD-Registered Trademark-, Adobe Print Shop-Registered Trademark-, Adobe Illustrator-Registered Trademark-, Quark XPress-Registered Trademark- and ARC/INFO-Registered Trademark-, are used with ENCAD products in Macintosh-Registered Trademark-, DOS-Registered Trademark- and Windows-Registered Trademark- platforms.(1)

     RECENT DEVELOPMENTS

     NOVAJET PRO 600e SERIES - The NovaJet PRO 600e Series, introduced in March 1998 and scheduled to ship during the second quarter of 1998, is available in both 42" and 60" models. These models include ENCAD's imaging management architecture, a 500 ml continuous flow ink system with dual plumbing for two ink sets, automatic feed/take-up system, built-in dryer, and the ability to switch between 300 dots per inch ("dpi") and 600 dpi resolution. The NovaJet PRO 600e Series are ENCAD's fastest printers, and are designed specifically for users who specialize in photo enlargements, signmaking and reproduction enlargements, and need the higher 600 dpi print resolution and overall productivity this Series provides.

     DIGITAL TEXTILE SYSTEM-TM- - The Digital Textile System, consisting of the 1500 TX-TM- Printer, TXPrint-TM- color-management and image-processing software, TX Inks and specially-coated ENCAD Textiles, was introduced in March 1998 and scheduled to ship during the second quarter of 1998. The system is targeted to users in the textile market. The digital textile printing market is growing at a rapid rate, as digital imaging technology offers customers compelling alternatives to traditional textile design and production methods. Initially, ENCAD plans to target the sampling, personalization, and small production run segment of the market.

     The 1500 TX Printer is 60" wide and is equipped with an integrated roll fabric feeder to guide the fabric through the printing mechanism, and a take-up device for collecting finished fabric samples. The printer also includes a 500 ml continuous flow ink system. The software, which includes color profiles for ENCAD Textiles, providing for easy color matching and switching between fabrics, is formatted for both PC and Macintosh and accurately matches ink and fabric for color quality and accuracy in printed fabric samples. The TX Inks are scientifically formulated to penetrate ENCAD Textiles' proprietary, patent-pending inkjet coating to dry quickly and produce vibrant, accurate, and repeatable colors. The ENCAD Textiles, specifically designed for use with the other components of the system, do not require pre- or post-treatment, are available in widths up to 60", are residue-free, and are paper-backed for easy transport through the printer. The Digital Textile System was designed specifically for textile designers who require a faster, more productive and more secure solution to their design and sampling needs.

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

---------------
(1) Windows is a registered trademark of the Microsoft Corporation. Macintosh is a registered trademark of Apple Computer, Inc. Illustrator, Print Shop, PostScript and Photoshop are registered trademarks of Adobe Systems, Inc. AutoCAD and VersaCAD are registered trademarks of AutoDesk. Other product names are trademarks or registered trademarks of their manufacturers.

     In developing new products, ENCAD has assembled design teams consisting of engineers with expertise in hardware, firmware, software, chemistry, physics, color science, material science, fluid mechanics, electricity, mechanics, manufacturing and 3-D CAD design. The Company's design engineers have expertise and experience in digital servo/motion control, inkjet technology and emulation of HP-GL, HP-GL/2 and HP-RTL languages and interfaces.

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

     Research and development expenses were $10,544,000, $8,794,000, and $5,578,000 in 1997, 1996, and 1995, respectively, which represent approximately 7%, 8%, and 9% of net sales in those respective periods.

MANUFACTURING AND SUPPLIERS

     ENCAD's printer manufacturing operations consist of subassembly, final assembly and testing, quality assurance, packaging and shipping. ENCAD contracts with various outside vendors for printed circuit board fabrication and assembly, and for fabrication of metal and plastic parts, and then performs the final assembly of its printer products in its San Diego facility. Most materials for printer manufacturing operations are available locally in Southern California from multiple vendors, and the majority are produced in the United States.

     For its supplies business, ENCAD partners with large multi-national companies for the acquisition of inks and media. Inks are acquired from three sources and the various forms of media from multiple sources. Assembly of refill and accessory ink kits are outsourced prior to distribution.

     Certain components used in ENCAD's products are available only from single sources. Although ENCAD primarily buys components under purchase orders and does not have long-term agreements with most of its suppliers, it anticipates that its suppliers will be able to continue to satisfy its requirements. Although alternative suppliers are readily available for most of these components, for some components the process of qualifying replacement suppliers, replacing existing tooling, or ordering and receiving replacement components could take up to six additional months. Any difficulty in receiving components on time could have a material adverse effect on ENCAD's financial condition and results of operations.

     Any significant increase in component prices or decrease in component availability could also have a material adverse effect on ENCAD's financial condition and results of operations. Certain key components of ENCAD's products are supplied indirectly by its principal competitor, Hewlett-Packard Company ("Hewlett-Packard"), and the inkjet cartridge, used in some of the Company's older generation products, are purchased from Hewlett-Packard resellers. The Company believes that Hewlett-Packard supplies these components to many other companies.

     Because ENCAD places strong emphasis on product quality and customer satisfaction, it requires that quality is designed into products, components and the manufacturing processes. As a result, ENCAD has developed quality control programs with its suppliers in its product development and manufacturing operations. Suppliers are encouraged to participate in new product designs. Suppliers' manufacturing capabilities are statistically evaluated to allow for certification and direct shipment to the production floor. ENCAD uses a "Just-in-Time" program for delivery of some raw materials and subassemblies to manufacturing to minimize these types of inventories. The Company uses a material requirements planning system that is intended to aid in making "Just-in-Time" decisions. The Company maintains raw materials which include printer parts for manufacturing and service, ink and media.

MARKETING, SALES AND DISTRIBUTION

     ENCAD markets and sells its products worldwide primarily through specialty distributors, value-added resellers ("VARs"), dealers and Original Equipment Manufacturers ("OEMs").

     DISTRIBUTORS, VARS AND DEALERS

     Neither the Company nor its three domestic distributors sell a material amount of products directly to end users, reflecting ENCAD's philosophy that its approximately 500 domestic dealers are a critical channel to deliver product to the end user. In addition to the Company's sales and marketing headquarters located in San Diego, California, ENCAD has field salespersons residing in Georgia, Texas, Michigan and California. These salespersons work closely with ENCAD's regional distributors and dealers.

     Internationally, ENCAD generally utilizes one major distributor in each market. ENCAD's approximately 90 international distributors sell to dealers, specialized systems integrators and VARs. ENCAD's international distributor network provides the Company with a presence in Canada, Mexico, Europe, the Pacific Rim, the Middle East, Central and South America, South Africa, China and India. ENCAD maintains Pacific Rim sales offices in Hong Kong, China and Australia, and has sales subsidiaries located in France, Germany and England. ENCAD's dependence on international sales subjects it to the risks associated with conducting business internationally, including currency fluctuations, to the extent they affect local office expenses and product pricing in local markets, general international market conditions, export and import controls, and other governmental regulations. Revenues, operating profits and identifiable assets of the Company's foreign operations are not material.

     Export sales accounted for the percentages of net sales as follows:


                                          1997      1996      1995
                                          ----      ----      ----

          Europe, Middle East, Africa      32%       30%       30%
          Americas, excluding U.S.          8%        6%        6%
          Asia Pacific                     19%       22%       27%
                                           ---       ---       ---
          Total                            59%       58%       63%


     ENCAD's agreements with its worldwide distributors generally grant each distributor the non-exclusive right to distribute the Company's products in its market. The Company's form of distribution agreement generally provides for payment net 30 days after shipment, by irrevocable letter of credit or by prepayment by wire transfer for international distributors and in the case of domestic distributors, net 30 days upon credit approval. Any outstanding amounts remain owing subsequent to termination of the agreements. The Company provides price protection to some of its distributors such that, if the Company reduces the price of its products, a distributor is entitled to a credit for the difference between the reduced price and the price it previously paid for products purchased within the preceding 30 days or, in some cases, 60 days, and which remain in inventory at the time of the price reduction. As a result, price reductions could have a material adverse effect on results of operations, depending on distributor inventory levels at the time of such price reductions.

     ENCAD supports the marketing and sales efforts of its worldwide distributors and dealers through participation at worldwide computer industry trade shows as well as specialized trade shows targeted at specific applications for the Company's products. The Company believes that it maintains good relationships with its worldwide distributors and dealers. Domestically, ENCAD has developed an authorized dealer network through an active dealer-support campaign consisting of advertising, lead referrals, product literature,
promotional pricing, training and telephone support.   Internationally, ENCAD
assists its distributors in the larger markets through active advertising and
trade show participation.   ENCAD offers its worldwide distributors a
cooperative advertising program that partially reimburses them for expenses spent in advertising and promoting ENCAD's products. Such reimbursements are determined based upon the distributor's sales levels.

     In 1997 and in 1995, no one customer accounted for more than 10% of net sales, and in 1996, one customer accounted for 15% of net sales.

     ORIGINAL EQUIPMENT MANUFACTURERS

     To expand its distribution channels, the Company has entered into several OEM and private label arrangements that allow it to better address specific market segments or geographical areas. Sales from combined OEM and private label arrangements accounted for 26%, 25% and 19% of net sales in 1997, 1996 and 1995, respectively. The Company annually assesses the success of the individual arrangements and believes that, in the aggregate, they will continue to represent a substantial portion of its revenue. There can be no assurance that the Company will retain these existing arrangements or obtain additional ones. If the Company is not able to acquire additional OEM or private label customers, the loss of existing OEM and private label customers could adversely affect the Company's results of operations.

CUSTOMER SUPPORT

     ENCAD considers ongoing support of its products to be an essential element of its business. The Company has established a customer service and support organization which provides technical support and printer repair to distributors, dealers and end-users of its printers and supplies. Customers have telephone access to technical specialists who respond to printer, software, supplies and applications questions. In addition, the Company has established an electronic bulletin board or Internet access on which the Company posts notes and software updates to provide on-line support and solutions for its customers. The Company provides a standard one-year warranty against defects in materials and workmanship in its products. The Company also offers third party, on-site warranty for certain products in the United States and certain European countries. An extended warranty for most products sold in the U.S. is also available at additional cost. The Company's OEM suppliers do their own warranty service. Any product sold domestically that needs to be repaired may be returned directly to the Company for repair. International distributors repair the Company's products with ENCAD supplying the parts to them directly. Since a large number of ENCAD's products are the sole color inkjet printers in a facility, the Company offers a head swap-out program for domestic purchases during the warranty period. For certain products, during the warranty period, the domestic end user can return the head to the Company for service and in exchange, the Company will provide a replacement head within 24 to 48 hours. Warranty expense has constituted less than 5% of net sales on an annual basis, and, to date, has not had a material adverse effect on the Company's operations.

COMPETITION

     In addition to the direct competition from products using inkjet technology, ENCAD's products face competition from other technologies in the wide-format printer market, namely pen plotters, electrostatic printers, LED printers and thermal printers, which are offered by several companies. The competition to sell ink, media and software products to the customer is also intense. While the Company believes that it competes successfully against these other technologies and products, these alternative technologies and products may compete favorably for certain applications in which speed or cost are of key importance. There can be no assurance that the Company will be able to compete successfully in the future or that the competitive pressures previously described will not have a material adverse effect on the Company's business, profitability, financial condition and results of operations.

     The Company competes in the wide-format market mainly on the basis of performance and price. Price competition increased during 1997 and the Company expects that competition will accelerate in the future. Historically, the Company has reduced prices on older generation products upon introduction of the newer generation models. The Company's most recent price reduction took effect in March 1998. There can be no assurance that additional price reductions will not be required in the future. Price reductions will affect gross margins, and may adversely affect the Company's financial condition and results of operations.

PROPRIETARY RIGHTS AND LICENSES

     ENCAD relies on a combination of trade secret, copyright, trademark and patent protection, as well as confidentiality and non-disclosure agreements, in order to protect its proprietary rights. The Company has pursued, and intends to continue to pursue patent protection for inventions it considers important. The Company believes its success will also continue to be dependent upon its reputation for unique technology, product innovation, affordability, marketing ability and responsiveness to customers' needs. The Company currently holds 13 patents related to inkjet technology and design. In 1997, ENCAD filed nine patent applications covering the Company's imaging technology. There can be no assurance that the Company will be successful in protecting its proprietary technology, or that

ENCAD's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company.

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

EMPLOYEES

     As of February 28, 1998, the Company employed approximately 420 persons, including 102 in sales, marketing and related activities, 127 in manufacturing and operations, 80 in research, product development and engineering, 50 in technical support and service, and 61 in management, administration and finance. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in its industry.
None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISKS AND UNCERTAINTIES

     POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE

     The Company's quarterly operating results can fluctuate significantly depending on factors such as the timing of product announcements and subsequent introductions of products by the Company and its competitors, availability and cost of components, timing of shipments of the Company's products, mix of product families shipped, market acceptance of new products, seasonality, currency fluctuations, changes in prices by the Company and its competitors, and price protection for selling price reductions offered to distributors and OEMs. In addition, the timing of expenditures for staffing and related support costs, advertising, trade show attendance, promotion, research and development expenditures, and, of course, changes in general economic conditions can impact quarterly performance. Any one of these factors could have a material adverse effect on the Company's results of operations. The Company may experience significant quarterly fluctuations in total revenues as well as operating expenses with respect to future new product introductions. In addition, the Company's component purchases, production and spending levels are based upon forecast demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's financial condition and results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. The Company's failure to complete shipments during a quarter could have a material adverse effect on the Company's results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company can maintain the levels of revenue and profitability experienced over the past several years on a quarterly or annual basis.

     On March 16, 1998, the Company announced that lower than anticipated product sales, coupled with accelerated competitor-driven pressure on gross profits for its flagship products, could generate operating results ranging from break even to a loss for the first quarter of 1998 on sales significantly lower than the same quarter last year. Lower product sales for the first quarter of 1998 are expected to result from continued sales weakness in Asia and a severe slowdown in purchase decisions due to customer expectations of several new product announcements in the industry in March. First quarter 1998 net income is anticipated to be reduced due to lower sales and profits as the Company
responds to attempts by competitors to capture market share.   Due to the
anticipated results for the first quarter, the likelihood of continued sales weakness in Asia, lower gross profit in its core business over the course of 1998, and increased marketing and selling expenses required to respond to competitive pressures, ENCAD also expects that net income for the year will fall well below comparable 1997 results, and that sales for full-year 1998 could be only slightly higher or equal to 1997 sales.

     HIGHLY COMPETITIVE INDUSTRY

     The markets for the Company's products, both printers and supplies, is highly competitive and rapidly changing. Several new competitors have entered the market. The Company's principal competitor is Hewlett-Packard, which dominates the CAD segment of the wide-format inkjet markets and is the Company's principal competition in the GA segment. In addition to direct competition in inkjet printers and related supplies, the Company's products also face competition from other technologies in the wide-format market. Such technologies include pen, electrostatic and thermal methods. The competition to sell ink, media and software products to the customer is also intense. Some of the Company's current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in the wide-format inkjet market depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will affect gross margins and may adversely affect the Company's financial condition and results of operations. See "SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE" and "BUSINESS - COMPETITION."

     SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

     The markets for wide-format printers and related supplies are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products. In addition, the Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance existing products and lower costs. Advances in technology will require increased investment to maintain the Company's market position. The Company's financial condition and results of operations could be adversely affected if the Company is unable to develop and manufacture new, competitive products in a timely manner.

     DEVELOPING WIDE-FORMAT INKJET AND SUPPLIES MARKETS AND APPLICATIONS

     The markets for wide-format, color inkjet printers and related supplies are relatively new and are still developing. The Company believes that there has been growing market acceptance for inkjet printers and related supplies. There can be no assurance that the markets and applications for wide-format printers and related supplies will continue to grow. Other technologies are constantly evolving and improving. There can be no assurance that products based on these other technologies will not have a material adverse effect on the demand for the Company's products.

     FUTURE CAPITAL NEEDS

     Although the Company first achieved profitability on an annual basis in 1992, there can be no assurance that future profitability or revenue growth, if any, will continue on a quarterly or annual basis. Losses may occur on a quarterly or annual basis for a number of reasons outside the Company's control. See "Potential Fluctuation in Quarterly Performance." The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. The Company may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or, if available, not on terms acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate some or all of its planned activities.

     DEPENDENCE ON KEY PERSONNEL

     The success of the Company is dependent, in part, on its ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and the inability to attract additional key employees or the loss of one or more key employees could adversely affect the Company. The Company does not have employment agreements with senior management, nor does it maintain life insurance on members of this group. There can be no assurance that the Company will retain its key personnel. The Company relies heavily on industry consultants and other specialists to assist and influence decisions, keep abreast of technological and industry advances, and assist in other Company processes. A delay in product introduction is possible to the extent key consultants become unavailable.

     COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES

     While most components are available locally from multiple vendors, certain components used in the Company's products are only available from single sources. Although the Company generally buys components under purchase orders and does not have long-term agreements with its suppliers, it expects that its suppliers will be able to continue to satisfy its requirements. The Company has developed strategic relationships with single suppliers of several of its components. Although alternate suppliers are readily available for many of these components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to the Company's operations. The Company uses a material requirements planning system that is intended to aid in making "Just-in-Time" decisions; however, if a supplier is unable to meet the Company's needs or supplies parts which the Company finds unacceptable, the Company may not be able to meet production demands. Certain key components of the Company's products are supplied indirectly by its principal competitor, Hewlett-Packard. The Company believes that Hewlett-Packard supplies these components to many other customers. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company's financial condition and results of operations. SEE "BUSINESS - MANUFACTURING AND SUPPLIERS."

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

     DEPENDENCE ON EXPORT SALES

     In 1997, 1996, and 1995, sales outside the United States represented approximately 59%, 58% and 63% of the Company's net sales, respectively. The Company expects export sales to continue to represent a significant portion of its sales. All of the Company's products sold in the international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company's sales and, consequently, on the Company's financial condition and results of operations.

     RELIANCE ON INDIRECT DISTRIBUTION

     The Company markets and sells its products domestically and internationally primarily through specialty distributors, dealers, VARs and OEMs. The Company's sales are principally made through distributors which may carry competing product lines. Such distributors could reduce or discontinue sales of the Company's products which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that these independent distributors will devote the resources necessary to provide effective sales and marketing support of the Company's products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting the wide-format printer market. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels. Although the Company believes that it provides adequate allowances for bad debts which may arise from sales to these customers, and, to date, has not experienced significant amounts of bad debts, there can be no assurance that actual bad debts will not exceed recorded allowances resulting in a material adverse effect on the Company's financial condition and results of operations. To expand its distribution channels, the Company has entered into select OEM and private label arrangements that allow it to address specific market segments or
geographic areas.   In order to prevent inventory write-downs, to the extent
that OEM and private label customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

     MANAGEMENT OF GROWTH

     The Company has recently experienced significant growth as net sales have increased to $149.0 million in 1997 compared to $107.4 million in 1996 and $65.5 million in 1995. Such growth has placed, and, if continued, will continue to place, a significant strain on the Company's management, employees, systems and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new and enhance existing operational information and financial control systems. There can be no assurance that any new personnel hired by the Company will be successfully integrated into the business or that changes to the Company's systems will be effective. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations.

     VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in December 1993. The Company believes that factors such as general stock market trends, announcements of developments related to the Company's business, fluctuations in the Company's operating results, general conditions in the computer peripheral market and the markets served by the Company or in the worldwide economy, a shortfall in revenue or earnings from securities analysts' expectations, announcements of technological innovations or new inkjet products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause a further significant fluctuation in the price of the Company's Common Stock. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations that are unrelated to the Company's operating performance.

     ENTERPRISE-WIDE INFORMATION SYSTEM

     The Company is in the process of replacing its current management information system with a comprehensive enterprise-wide information system and is devoting significant resources to system and process design and system testing. The Company expects that this system will allow it to realize significant operational efficiencies and facilitate future growth. The Company's operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected.

     YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's recent enterprise-wide information system implementation, the initial phase of which is expected to be completed in 1998, should mitigate most internal problems as the system vendors have represented that these systems are already year 2000 compliant. In addition, the Company is in the process of communicating with others with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in other computer systems improvements to be year 2000 compliant. The Company plans to devote the necessary resources to resolve significant year 2000 issues in a timely manner; however, if the Company, its customers, vendors or others with whom it does significant business are unable to resolve external processing issues in a timely manner, it could result in material adverse effect on certain of the Company's operations.

     ABSENCE OF DIVIDENDS

     No cash dividends have been paid on the Company's Common Stock to date and the Company does not anticipate paying cash dividends in the foreseeable future.

     EFFECT OF STOCKHOLDER RIGHTS PLAN

     In March 1998, the Company's Board of Directors adopted a preferred stockholder rights plan (the "Stockholder Rights Plan") which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Common Stock. On March 19, 1998, the Company's Board of Directors declared a dividend of one Right for each outstanding share of Common Stock, payable on April 2, 1998 to stockholders of record on that date. Each Right entitles stockholders to buy 1/1000th of a share of ENCAD Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment. The Rights will become exercisable on the close of business on the first day a person or group announces an acquisition of 15% or more of the Common Stock or on the tenth day after a person or a group commences or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the close of business on the first date of a public announcement that a person has acquired beneficial ownership of 15% or more of the Common Stock.

     ENCAD's Certificate of Incorporation requires that any action required or permitted to be taken by the stockholders of ENCAD must be effected at a duly called annual meeting or special meeting of stockholders and may not be effected by any consent in writing. In addition, special meetings of stockholders of ENCAD may only be called by the Board of Directors, the Chairman of the Board or the President of ENCAD or by any person or persons holding shares representing at least 10% of the outstanding Common Stock. The Stockholder Rights Plan and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of ENCAD, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. In addition, the Board of Directors has the authority to fix the rights and preferences of and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of ENCAD without action by the stockholders.

ITEM 2:  PROPERTIES

     The Company's headquarters are located in San Diego, California, in facilities it purchased in February 1996 for $6 million. The property consists of two buildings of approximately 51,000 and 47,000 square feet and houses the principal administrative, research and manufacturing facility. The Company also leases a 44,000 square foot warehouse near its headquarters. The Company considers its facilities adequate for its current needs and believes that additional space can be obtained in the future if necessary.

ITEM 3:   LEGAL PROCEEDINGS

     From time to time, ENCAD may be involved in litigation relating to claims arising out of its operations in the usual course of business.

     In September 1995, the Company filed a lawsuit against Hewlett-Packard in the U.S. District Court for the Southern District of California, seeking to have the court declare that the Company's products do not infringe a Hewlett-Packard patent, as has been asserted by Hewlett-Packard, and that the patent is invalid. Hewlett-Packard filed a counterclaim alleging that the Company did infringe the patent. On July 29, 1997 Hewlett-Packard advised the Company that it had abandoned all claims of the patent asserted against the Company in the pending litigation due to a prior invention which invalidated the claims, and that it had requested that the Court dismiss the lawsuit. Hewlett-

Packard's claims against the Company were dismissed on August 7, 1997; however, the Company's claim for recovery of its attorneys' fees was not dismissed, and the Company continues to pursue recovery of its attorneys' fees.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Common Stock of ENCAD is traded on the Nasdaq National Market under the symbol "ENCD." Prior to the initial public offering on December 16, 1993, there was no established published trading market for ENCAD's Common Stock. The following table presents the quarterly high and low sales prices of the Common
Stock as reported by Nasdaq.   Such quotations represent inter-dealer prices
without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                            1997               1996
                                      -----------------------------------
                                       HIGH      LOW       HIGH      LOW
     --------------------------------------------------------------------

     First Quarter                    41.25     27.00     12.50      7.63
     Second Quarter                   43.00     29.25     25.25     11.50
     Third Quarter                    46.25     30.50     43.75     16.75
     Fourth Quarter                   40.125    23.75     46.75     34.38
     --------------------------------------------------------------------


     The Company had 200 stockholders of record and approximately 10,000 beneficial stockholders as of February 28, 1998.

DIVIDEND POLICY

     The Company has not paid dividends on its Common Stock and currently intends to continue this policy in order to retain earnings for use in its business. In addition, the Company's line of credit arrangement prohibits the payment of cash dividends without prior bank approval if amounts are outstanding under such lines of credit.

ITEM 6:  SELECTED FINANCIAL DATA

                            FIVE YEAR FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA, PERCENTAGES AND EMPLOYEES)


                                                           1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
   Net sales . . . . . . . . . . . . . . . . . . .       $149,041       $107,437        $65,548        $43,653        $23,229
   Cost of sales . . . . . . . . . . . . . . . . .       $ 78,259       $ 56,021        $36,471        $22,917        $12,123
   Gross profit. . . . . . . . . . . . . . . . . .       $ 70,782       $ 51,416        $29,077        $20,736        $11,106
   Research and development. . . . . . . . . . . .       $ 10,544       $  8,794        $ 5,578        $ 3,265        $ 1,995
   Operating income. . . . . . . . . . . . . . . .       $ 26,493       $ 19,572        $11,619        $ 9,137        $ 4,118
   Interest income (expense) . . . . . . . . . . .       $     35       $    183        $   307        $   270        $   (66)
   Pretax income . . . . . . . . . . . . . . . . .       $ 26,528       $ 19,755        $11,926        $ 9,407        $ 4,052
   Taxes . . . . . . . . . . . . . . . . . . . . .       $  9,099       $  6,902        $ 4,069        $ 3,392        $ 1,317
   Extraordinary item. . . . . . . . . . . . . . .             --             --             --             --        $   463
   Net income. . . . . . . . . . . . . . . . . . .       $ 17,429       $ 12,853        $ 7,857        $ 6,015        $ 3,198
   Earnings per share - basic. . . . . . . . . . .       $   1.53       $   1.15        $  0.72        $  0.56        $  0.42
   Earnings per share - diluted. . . . . . . . . .       $   1.45       $   1.08        $  0.70        $  0.55        $  0.41

MARGINS
   Gross profit. . . . . . . . . . . . . . . . . .             47%            48%            44%            48%            48%
   Research and development. . . . . . . . . . . .              7%             8%             9%             7%             9%
   Operating income. . . . . . . . . . . . . . . .             18%            18%            18%            21%            18%
   Pretax income . . . . . . . . . . . . . . . . .             18%            18%            18%            22%            17%
   Net income. . . . . . . . . . . . . . . . . . .             12%            12%            12%            14%            14%

YEAR END FINANCIAL POSITION
   Cash and cash equivalents . . . . . . . . . . .       $  1,265       $  6,949        $ 3,067        $   842        $ 7,388
   Short-term investments. . . . . . . . . . . . .             --             --        $ 6,072        $ 4,902             --
   Accounts receivable - net . . . . . . . . . . .       $ 36,800       $ 19,762        $13,029        $ 8,582        $ 4,177
   Inventories . . . . . . . . . . . . . . . . . .       $ 29,155       $ 13,630        $ 8,047        $ 4,628        $ 2,064
   Property - net. . . . . . . . . . . . . . . . .       $ 14,825       $ 10,881        $ 3,138        $ 2,224        $ 1,028
   Total assets. . . . . . . . . . . . . . . . . .       $ 90,295       $ 57,467        $36,128        $24,084        $15,998
   Total current liabilities . . . . . . . . . . .       $ 24,300       $ 14,246        $ 7,450        $ 4,136        $ 3,417
   Stockholders' equity. . . . . . . . . . . . . .       $ 64,722       $ 43,042        $28,678        $19,948        $12,556
   Working capital . . . . . . . . . . . . . . . .       $ 47,818       $ 30,326        $25,304        $17,619        $11,279

CAPITAL MANAGEMENT
   Depreciation expense. . . . . . . . . . . . . .       $  3,709       $  2,726        $ 1,599        $   732        $   518
   Capital expenditures. . . . . . . . . . . . . .       $  7,653       $ 10,469        $ 2,513        $ 1,928        $   954
   Operating return on average assets. . . . . . .             36%            42%            39%            46%            36%
   Return on average equity. . . . . . . . . . . .             32%            36%            32%            37%            40%
   Current ratio . . . . . . . . . . . . . . . . .            3.0            3.1            4.4            5.3            4.3
   Inventory turnover. . . . . . . . . . . . . . .            3.7            5.2            5.8            6.8            5.3
   Average days receivable . . . . . . . . . . . .             69             56             60             53             55

HUMAN RESOURCE MANAGEMENT
   Average number of employees . . . . . . . . . .            467            355            272            197            138
   Average assets per employee . . . . . . . . . .            158            132            111            102             82
   Sales per employee. . . . . . . . . . . . . . .            319            303            241            222            168

COMMON SHARES OUTSTANDING*
   Weighted average shares - basic . . . . . . . .         11,390         11,217         10,971         10,788          7,544
   Weighted average shares - diluted . . . . . . .         12,044         11,871         11,192         10,974          7,786
   Number of shares outstanding at year end. . . .         11,501         11,300         11,100         10,880         10,280


* Adjusted for the two-for-one stock split in the form of a 100% stock dividend on May 31, 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain consolidated statements of income data for the periods indicated. Except for percentages, all other amounts are in thousands.

CONSOLIDATED STATEMENTS OF INCOME


                                          1997           1996           1995
     -----------------------------------------------------------------------

     NET SALES                            100%           100%           100%
     COST OF SALES                         53%            52%            56%
     -----------------------------------------------------------------------
     GROSS PROFIT                          47%            48%            44%
     MARKETING AND SELLING                 17%            15%            12%
     RESEARCH AND DEVELOPMENT               7%             8%             9%
     GENERAL AND ADMINISTRATIVE             6%             6%             6%
     -----------------------------------------------------------------------
     INCOME FROM OPERATIONS                18%            18%            18%
     INTEREST INCOME  - NET                 0%             0%             0%
     -----------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES            18%            18%            18%
     PROVISION FOR INCOME TAXES             6%             6%             6%
     -----------------------------------------------------------------------
     NET INCOME                            12%            12%            12%
     -----------------------------------------------------------------------
     -----------------------------------------------------------------------


RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1997 AND 1996

     ENCAD's 1997 net sales increased 39% over 1996 net sales. This increase was primarily due to sales of the Company's NovaJet product lines, including sales of the NovaJet PROe Series which was shipped in May 1997. The supplies business unit continued to contribute to the Company's growth with the successful introduction of several new lines of ink and media ("supplies"). In 1997, supplies sales increased 124% over 1996, and accounted for approximately 22% of 1997 net sales versus 14% in 1996. The Company's numerous original equipment manufacturers ("OEM") arrangements contributed to the increase in net sales for 1997, accounting for 26% of net sales as compared to 25% for 1996.

     No one customer accounted for more than 10% of product sales in 1997, whereas in 1996, one customer accounted for 15% of product sales. International sales accounted for approximately 59% and 58% of the Company's net sales in 1997 and 1996, respectively.

     Cost of sales includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales stood at 53% and 52% in 1997 and 1996, respectively. This percentage remained relatively constant due primarily to the mix of sales of higher margin NovaJet product offsetting the lower margin products - CADJET, supplies (as a group) and accessories. The Company expects lower gross profit margin percentages in 1998 due to lower average unit selling prices for existing products and increased sales of supplies, which, in general, have lower gross margins than the printer products. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products.

     Marketing and selling expenses were 17% of net sales in 1997 compared to 15% in 1996 and grew by 51% over 1996. Most of the increase was related to costs associated with increased staffing in the Company's international offices and in the customer support organization, the advertising and promotion of existing and new products, and increased trade show activity compared to the prior year. Marketing and selling expenses are expected to continue to increase over prior periods as the Company promotes its products and supports its marketing and selling activities.

     Research and development expenses were 7% of net sales in 1997 compared to 8% in 1996 and grew by 20% over 1996. The increase in spending was driven by increased project costs and staffing levels related to new product development, in particular in the area of supplies development. The Company expects to continue to invest significant resources in its strategic programs and enhancements to existing products. The Company expects that research and development expenses will continue to increase in absolute dollars as compared to prior periods.

     General and administrative expenses were 6% of net sales in 1997 and 1996 and grew by 34% over 1996. The increase in absolute dollars of $2,224 was due to higher staffing levels necessary to support an increased level of business, higher consulting expenses, and increased legal costs. The Company expects general and administrative expenses will continue to increase in absolute dollars over prior periods.

     Net interest income decreased to $35 in 1997 from $183 in 1996 due to less cash available for external investment and increased borrowings under the bank line of credit.

     The Company's effective income tax rate in 1997 was 34%, compared to 35% in 1996. The slight decrease in the effective rate was due to a decreased effective rate for state income taxes.

     1997 net income was 12% of net sales for both 1997 and 1996 and increased 36% over 1996 for the reasons previously described.

     YEARS ENDED DECEMBER 31, 1996 AND 1995

     ENCAD's 1996 net sales increased 64% over 1995 net sales. This increase was primarily due to increased unit sales of the Company's NovaJet product lines, including sales of the NovaJet Pro and NovaJet Pro 50 which were introduced in November 1995 and February 1996, respectively. Also contributing to the Company's growth was the successful introduction of two new lines of supplies. In 1996, supplies sales increased 208% over 1995, and accounted for approximately 14% of 1996 net sales versus 7% in 1995. The Company's multiple OEM arrangements contributed to the increase in net sales for 1996, accounting for 25% of product sales as compared to 19% for 1995.

     For the year ended December 31, 1996, one customer accounted for 15% of product sales whereas no one customer accounted for more than 10% of product sales in 1995. International sales accounted for approximately 59% and 63% of the Company's product sales in 1996 and 1995, respectively.

     Cost of sales includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in the manufacture, delivery, support and maintenance of products. Cost of sales as a percentage of net sales decreased to 52% in 1996, from 56% in 1995, causing a comparable increase in gross margin percentages. The decrease in the cost of sales was due primarily to a favorable product mix including the higher margin NovaJet Pro products, offsetting the lower margin products - CADJET, supplies (as a group) and accessories.

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

     1996 net income increased 64% over 1995 for the reasons previously described.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations primarily through cash flow provided from operations. As of December 31, 1997, the Company had cash and cash equivalents totaling $1,265, and working capital of $47,818. In comparison, the Company had cash and cash equivalents totaling $6,949, and working capital of $30,326 as of December 31, 1996. The decrease in cash and cash equivalents was due primarily to an increase in accounts receivable balances and inventories from year to year.

     The Company has received and anticipates it will continue to receive the majority of its cash from collections of accounts receivable from its distributors and OEMs. These groups have a history of timely payments; however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by international customers.

     At December 31, 1997, net accounts receivable increased by $17,038 over 1996's year end balance of $19,762. The increase was directly related to increased sales in 1997 and also slower payments of amounts due, particularly for international customers, than the Company experienced in 1996.

     The Company invests its excess cash in money market accounts and has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced, to date, any losses on its short-term investments. During 1997, the Company invested cash in short-term investments which generated interest income of $175.

     Inventory levels increased by $15,525 at December 31, 1997 from $13,630 at the end of 1996. This increase was primarily attributable to a general increase in the level of the Company's business and also to increased inventories to support increased sales and to provide shorter lead times in filling customer orders.

     In the years ended December 31, 1997 and 1996, the Company had capital expenditures of $7,653 and $10,469, respectively. 1997 expenditures included the initial software purchase of the enterprise-wide information system. 1996 expenditures included $6,000 for the purchase of the Company's headquarter facilities. During 1998, the Company plans to increase its capital expenditures, especially for tooling relating to new products, computers and related systems and network assets, and costs related to the implementation of the enterprise-wide information system.

     At December 31, 1997, the Company had available a $20 million revolving line of credit. The line requires the Company to maintain certain financial ratios. $3,261 was outstanding under the line at December 31, 1997. The line expires on January 2, 2000.

     The Company's overall level of operating expense is expected to increase due to increased expense associated with increased sales and also with the development and marketing of new products. Management believes that its existing cash, cash equivalents, cash generated from operations, and funds available under the bank line of credit will be sufficient to satisfy its currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products. There can be no assurances that future cash requirements to fund operations will not require the Company to seek additional capital, or that such additional capital will be available when required on terms acceptable to the Company. To date, inflation has not had a significant effect on the Company's operating results.

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's recent enterprise-wide information system implementation, the initial phase of which is expected to be completed in 1998, should mitigate most internal problems as the system vendors have represented that these systems are already year 2000 compliant. In addition, the Company is in the process of communicating with others with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in other computer systems improvements to be year 2000 compliant. The Company plans to devote the necessary resources to resolve significant year 2000 issues in a timely manner; however, if the Company, its customers, vendors or others with whom it does significant business are unable to resolve external processing issues in a timely manner, it could result in material adverse effect on certain of the Company's operations.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS
No. 128, "Earnings Per Share" ("SFAS No. 128").    Effective for financial
statements issued after December 15, 1997, SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion
No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. As a result, the Company has changed the method used to compute earnings per share and has restated all prior periods as required by SFAS No. 128.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by
owners and distributions to owners."    SFAS No. 130 is effective for fiscal
years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company believes that the adoption of SFAS No. 130 will not have a material effect on the financial statements or disclosures of the Company.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 is effective for periods beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company believes that the adoption of SFAS No. 131 will not have a material effect on the financial statements or disclosures of the Company.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Part IV, Item 14(a)(1) and (2).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item is incorporated by reference from the Proxy Statement in the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement in the section entitled "Compensation of Executive Officers."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT ON FORM 10-K:

     (1)  FINANCIAL STATEMENTS.   The following Consolidated Financial
Statements of ENCAD, Inc. and Independent Auditors' Report are included in a separate section of this Report beginning on page F-1:


                                                                            Page
     Description                                                          Number
     -----------                                                          ------
     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . .F-2
     Consolidated Balance Sheets as of December 31, 1997 and 1996. . . . . .F-3
     Consolidated Statements of Income for the years ended
       December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . .F-4
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .F-5
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . .F-6
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .F-7


     (2)  FINANCIAL STATEMENT SCHEDULES   Financial statement schedules have
been omitted because they are either not required, not applicable or the information is otherwise included.

     (3)  Exhibits:


     Exhibit
     Number    Description
        2.1    Agreement and Plan of Merger between ENCAD Delaware and ENCAD
               California dated January 5, 1998  (filed as Exhibit 2.1). (6)

        3.1    Certificate of Incorporation of the Company (filed as
                  Exhibit 3.1). (6)

        3.2    Bylaws of the Company (filed as Exhibit 3.2). (6)

        4.1    Rights Agreement, dated as of March 19, 1998, between the Company and Harris Trust Company of California, which includes the
                  Form of Certificate of Designation for the Series A Preferred
                  Stock as Exhibit A, the Form of Rights Certificate as Exhibit
                  B and the Summary of Rights to Purchase Shares as Exhibit C.
                  (7)

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

     + 10.4    The Company's Incentive Stock Option Plan (filed as
                  Exhibit 10.29). (1)

     + 10.5    The Company's 1986 Non-Qualified Stock Option Plan, as amended
                  (filed as Exhibit 10.30). (1)

     + 10.6    Form of Incentive Stock Option Agreement (filed as
                  Exhibit 10.31). (1)

     + 10.7    Form of Non-Qualified Stock Option Agreement (filed as
                  Exhibit 10.32). (1)

     + 10.8    The Company's 1993 Stock Option/Stock Issuance Plan, as amended
                  (filed as Exhibit 99.1). (2)

     + 10.9    Form of Notice of Grant of Stock Option and Stock Option
                  Agreement (filed as Exhibit 10.34). (1)

    + 10.10    Form of Stock Issuance Agreement (filed as Exhibit 10.35). (1)

    + 10.11    1993 Employee Stock Purchase Plan, as amended (filed as
                  Exhibit 99.1). (4)

    + 10.12    Form of Stock Purchase Agreement (filed as Exhibit 10.37). (1)

      10.13    Form of Non-Disclosure Agreement (filed as Exhibit 10.38). (1)

      10.14    Form of Employee Proprietary Information Agreement (filed as
                  Exhibit 10.39). (1)

    + 10.15    Form of Indemnification Agreements between the Company and each of its directors.

    + 10.16    Form of Indemnification Agreements between the Company and each of its officers.

      10.17    Agreement to Sell Real Estate dated January 31, 1996 between the
                  Registrant and The Chase Manhattan Bank, N.A., Real Estate
                  Finance. (3)

    + 10.18    Form of Severance Letter Agreements between the Company and each of its officers. (5)

    + 10.19    Form of Senior Executive 1997 Annual Performance Bonus between the Company and each of its officers. (5)

    + 10.20    Select Compensation, Non-Qualified Deferred Compensation Plan and
                  related documents. (5)

      10.21    1997 Supplemental Stock Option Plan (filed as Exhibit 99.2). (2)

      10.22    Form of Notice of Grant of Stock Option (filed as Exhibit 99.3).
                  (2)
      10.23    Form of  Stock Option Agreement (filed as Exhibit 99.4). (2)


    + 10.24    Form of  Non-Statutory Stock Option Agreement (filed as
                  Exhibit 99.5). (2)

       21.1    Subsidiaries.

       23.1    Independent Auditors' Consent, Deloitte & Touche LLP.



       24.1    Power of Attorney.   (See page 24)

       27.1    Financial Data Schedule for fiscal year end 1997.

       27.2    Financial Data Schedule for fiscal year end 1996 and quarters one, two and three of 1996.

       27.3    Financial Data Schedule for quarters one, two and three of 1997.


     ---------------


(1) Filed as exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-70220) or amendments thereto and incorporated herein by reference.

(2) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-44923) and incorporated herein by reference.

(3) Filed as exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(4) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-45327) and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as amended, and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

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

ENCAD, INC.


By  /s/ David A. Purcell                        Date: March 30, 1998
    -------------------------------                   ------------------
    David A. Purcell
    Chief Executive Officer


By  /s/ Todd W. Schmidt                         Date: March 30, 1998
    -------------------------------                   ------------------
    Todd W. Schmidt
    Chief Financial Officer

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

SIGNATURE                     TITLE                                   DATE


/s/ David A. Purcell          Chairman of the Board and         March 30, 1998
-------------------------     Chief Executive Officer
    (David A. Purcell)        (Principal Executive Officer)

/s/ Richard A. Plante         President and
-------------------------     Chief Operating Officer           March 30, 1998
    (Richard A. Plante)


/s/ Robert V. Adams           Director                          March 30, 1998
-------------------------
    (Robert V. Adams)

/s/ Craig S. Andrews          Director                          March 30, 1998
-------------------------
    (Craig S. Andrews)

/s/ Ronald J. Hall            Director                          March 30, 1998
-------------------------
    (Ronald J. Hall)

/s/ Howard L. Jenkins         Director                          March 30, 1998
-------------------------
    (Howard L. Jenkins)

/s/ Charles E. Volpe          Director                          March 30, 1998
-------------------------
    (Charles  E. Volpe)

                                   ENCAD, INC.
                    INDEX TO CONSOLIDATED FINANCIAL STATMENTS


                                                                            Page
                                                                            ----
Independent Auditors Report. . . . . . . . . . . . . . . . . . . . . . . . .F-2
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .F-3
Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . . . .F-4
Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . . .F-5
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .F-7


                                   ENCAD, INC.
                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of ENCAD, Inc.

     We have audited the accompanying consolidated balance sheets of ENCAD, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
San Diego, California
January 30, 1998 (March 19, 1998 as to the last paragraph of Note 8)

                                   ENCAD, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                           DECEMBER 31,
                                                                                                  ---------------------------
                                                                                                    1997                1996
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                       $ 1,265             $ 6,949
  Accounts receivable - net                                                                        36,800              19,762
  Inventories                                                                                      29,155              13,630
  Deferred income taxes                                                                             3,118               3,858
  Prepaid expenses                                                                                  1,780                 373
-----------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                        72,118              44,572

Property - net                                                                                     14,825              10,881
Other assets                                                                                        3,352               2,014
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $90,295             $57,467
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                                $12,369             $ 8,244
  Accrued expenses and other liabilities                                                            8,670               6,002
  Borrowings under line of credit                                                                   3,261                  --
-----------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                   24,300              14,246

OTHER  LIABILITIES                                                                                  1,273                 179

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value and no par value in 1997 and 1996
   respectively, 5,000 shares authorized, no shares issued and outstanding                             --                  --
  Common stock - $.001 par value and no par value;  60,000 and 15,000 shares authorized; 11,501 and 11,300 shares issued and outstanding in 1997 and 1996,
   respectively                                                                                        12              13,338
  Additional paid-in capital                                                                       17,577                  --
  Retained earnings                                                                                47,133              29,704
-----------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                                  64,722              43,042
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $90,295             $57,467
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                    1997                1996           1995
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $149,041            $107,437        $65,548

Cost of sales                                                                       78,259              56,021         36,471
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                        70,782              51,416         29,077
Marketing and selling                                                               25,023              16,552          8,111
Research and development                                                            10,544               8,794          5,578
General and administrative                                                           8,722               6,498          3,769
-----------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses                                                        44,289              31,844         17,458
-----------------------------------------------------------------------------------------------------------------------------
Income from operations                                                              26,493              19,572         11,619
Interest income - net                                                                   35                 183            307
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                          26,528              19,755         11,926
Provision for income taxes                                                           9,099               6,902          4,069
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $ 17,429            $ 12,853        $ 7,857
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share - basic                                                        $   1.53            $   1.15        $  0.72
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                                      $   1.45            $   1.08        $  0.70
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - basic                                  11,390              11,217         10,971
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding - diluted          12,044              11,871         11,192
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                               COMMON STOCK           ADDITIONAL
                                                         ------------------------      PAID-IN        RETAINED
                                                          SHARES         AMOUNT        CAPITAL        EARNINGS         TOTAL
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1995                                   10,880       $ 10,954        $    --       $  8,994      $  19,948
  Common stock issued under stock option and
   purchase plans, including related tax benefits             120            573                            --            573
  Exercise of warrants                                        100            300                            --            300
  Net income                                                                                             7,857          7,857
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                 11,100         11,827             --         16,851         28,678
  Common stock issued under stock option and
   purchase plans, including related tax benefits             200          1,511                            --          1,511
  Net income                                                                                            12,853         12,853
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                 11,300         13,338             --         29,704         43,042
  Conversion to $.001 par value stock                                    (13,326)        13,326             --             --
  Common stock issued under stock option and
   purchase plans, including related tax benefits             201             --          4,251             --          4,251
  Net income                                                                                            17,429         17,429
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                 11,501       $     12        $17,577        $47,133        $64,722
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                    1997                1996           1995
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 17,429            $ 12,853        $ 7,857
  Adjustments to reconcile net income to cash (used in)
     provided by operating activities:
        Depreciation and amortization                                                3,709               2,726          1,599
        Tax benefit from exercise of stock options                                   2,568                 539            173
        Changes in assets and liabilities:
           Accounts receivable                                                     (17,038)             (6,733)        (4,447)
           Inventories                                                             (15,525)             (5,583)        (3,419)
           Deferred income taxes                                                       154              (2,284)          (501)
           Prepaid expenses and other assets                                        (2,159)             (1,186)           632
           Accounts payable                                                          4,125               3,672          2,231
           Accrued expenses and other liabilities                                    3,762               3,303          1,083
-----------------------------------------------------------------------------------------------------------------------------
              Cash (used in) provided by operating activities                       (2,975)              7,307          5,208

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property                                                             (7,653)            (10,469)        (2,513)
  Net cash from (purchases of) short-term investments                                   --               6,072         (1,170)
-----------------------------------------------------------------------------------------------------------------------------
              Cash used in investing activities                                     (7,653)             (4,397)        (3,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Common Stock options and sale of stock under
     employee stock purchase plan                                                    1,683                 972            418
  Net proceeds from issuance of Common Stock                                            --                  --            282
  Net borrowings under line of credit                                                3,261                  --             --
-----------------------------------------------------------------------------------------------------------------------------
              Cash provided by financing activities                                  4,944                 972            700
-----------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                (5,684)              3,882          2,225
Cash and cash equivalents at beginning of year                                       6,949               3,067            842
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  1,265             $  6,949       $ 3,067
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                                      $  4,234             $  7,927       $ 5,005
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------



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

     The Company markets and sells its products domestically and internationally primarily through specialty distributors, dealers, value-added resellers and original equipment manufacturers. Export sales accounted for 59%, 58% and 63% of 1997, 1996 and 1995 net sales, respectively. Receivables from export sales at December 31, 1997 and 1996 were approximately $23,200,000 and $11,500,000, respectively. In 1997, and in 1995, no one customer accounted for more than 10% of sales. In 1996, one customer accounted for 15% of sales.

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

     PROPERTY   Property is stated at cost.  Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the property: buildings and related improvements - 40 years; computer equipment and related software, machinery, equipment, furniture and fixtures -two to five years.

     REVENUE RECOGNITION   Revenue from product sales is recognized at the
time of shipment. Price protection adjustments for customers are accrued when the anticipated price reduction is known.

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

     INCOME TAXES   The Company adopted the Statement of Financial Accounting
Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires that deferred income taxes be reported in the Company's financial statements utilizing the asset and liability method. Under this method, deferred income taxes are determined based on enacted tax rates applied to the differences between the financial statement and tax bases of assets and liabilities.

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

     CONCENTRATION OF CREDIT RISK   The Company sells its products primarily
to customers in the United States, Europe and Asia. The Company maintains a reserve for potential credit losses and such losses, to date, have been minimal. To date, the Company has not recorded any losses on it's cash accounts.

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

     ACCOUNTING FOR STOCK-BASED COMPENSATION   In October 1995, the Financial
Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on the net income and earnings per share. See Note 6.

     EARNINGS PER SHARE   In February 1997, the Financial Accounting
Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"),
effective for financial statements issued after December 15, 1997.   SFAS No.
128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. On December 31, 1997, the Company adopted SFAS No. 128, and as a result, the Company has changed the method used to compute earnings per share and has restated all prior periods.

     The following table is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1997, 1996 and 1995 (in thousands):


                                                  1997      1996      1995
     ----------------------------------------------------------------------

     Net Income                                 $17,429   $12,853   $ 7,857
     ----------------------------------------------------------------------
     Earnings per share - basic                 $  1.53   $  1.15   $   .72
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------
     Basic weighted average common
        shares outstanding                       11,390    11,217    10,971
     Effect of dilutive securities:
        Stock options                               654       654       221
     ----------------------------------------------------------------------
     Diluted weighted average common
        and common equivalent shares
        outstanding                              12,044    11,871    11,192
     ----------------------------------------------------------------------
     Earnings per share - diluted               $  1.45   $  1.08   $   .70
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------


     RECENT ACCOUNTING PRONOUNCEMENTS   In June 1997, the Financial
Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company believes that the adoption of SFAS No. 130 will not have a material effect on the financial statements or disclosures of the Company.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 is effective for periods beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company believes that the adoption of SFAS No. 131 will not have a material effect on the financial statements or disclosures of the Company.

     STOCKHOLDERS' EQUITY   Effective May 31, 1996, for stockholders of
record on May 17, 1996, the Company effected a two-for-one stock split in the form of a 100% stock dividend resulting in the issuance of 5,599,007 shares of Common Stock. The effects of the stock dividend have been retroactively restated in these financial statements.

     In July 1997, the Company's stockholders approved an Agreement and Plan of Merger whereby the Company merged with and into a newly incorporated Delaware corporation ("ENCAD, Inc.") which is the surviving corporation. In conjunction with the merger, each share of the Company's Common Stock, no par value, and options or rights to acquire shares of Common Stock were exchanged for one share of ENCAD, Inc. Delaware Common Stock, par value $.001, options or rights to acquire Common Stock. See Note 8 - Subsequent Events. The change in par value did not affect any of the existing rights of the stockholders and has been recorded as an adjustment to additional paid-in capital as of December 31, 1997.

     In July 1997, the Company's stockholders approved an increase in the number of shares of Common Stock authorized for issuance by the Delaware company from 15,000,000 to 60,000,000 shares, concurrently with the Company's reincorporation in Delaware.

     RECLASSIFICATIONS   Certain items in the 1996 and 1995 financial
statements have been reclassified to conform to the 1997 presentation.

2.   BALANCE SHEET DETAILS (in thousands)


                                                            DECEMBER 31,
                                                          -----------------
                                                           1997      1996
     ----------------------------------------------------------------------

     ACCOUNTS RECEIVABLE:
     Trade receivables                                    $37,400   $20,404
     Allowance for doubtful accounts                         (600)     (642)
     ----------------------------------------------------------------------
     Total                                                $36,800   $19,762
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------

     INVENTORIES:
     Raw materials                                        $11,043   $ 7,247
     Work-in-process                                          629       253
     Finished goods                                        17,483     6,130
     ----------------------------------------------------------------------
     Total                                                $29,155   $13,630
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------

     PROPERTY:
     Computer equipment and related software              $ 7,526   $ 4,022
     Machinery and equipment                                6,130     3,267
     Buildings and improvements                             5,967     5,601
     Furniture and fixtures                                 2,383     1,787
     Land                                                   1,250     1,250
     ----------------------------------------------------------------------
                                                           23,256    15,927
     Accumulated depreciation and amortization             (8,431)   (5,046)
     ----------------------------------------------------------------------
     Total                                                $14,825   $10,881
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------

     ACCRUED EXPENSES AND OTHER LIABILITIES:
     Compensation and vacation pay                        $ 3,352   $ 3,018
     Income taxes payable                                   2,722       690
     Warranty                                               1,390     1,538
     Co-op programs                                           996       736
     Other                                                    210        20
     ----------------------------------------------------------------------
     Total                                                $ 8,670   $ 6,002
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------


3.   REVOLVING LINE OF CREDIT

     At December 31, 1997, the Company had available a $20 million revolving line of credit (the "Line") which provides for interest at the bank's prime rate (8.50% at December 31, 1997) or at the Company's option, a rate based on the London Interbank Overnight Rate (5.81% at December 31, 1997 plus 1.25 to 1.75% based upon certain ratios) on outstanding balances. The Company pays a commitment fee on the unused portion of the Line. The Line requires the Company to maintain: (i) a minimum amount of tangible net worth, (ii) a current ratio of
1.85 to 1.0, (iii) a total liabilities to tangible net worth ratio less than 1.1 to 1.0 and (iv) a minimum level of cash flow. $3,261,000 was outstanding under the Line at December 31, 1997. The Line expires on January 2, 2000.

4.   OPERATING LEASE COMMITMENTS (in thousands)

     The Company leases certain facilities and equipment under operating leases
which expire over the next five years.    Most of these operating leases provide
the Company with the option after the initial lease term to renew its lease at the then fair rental value of periods of one month to four years. Generally, management expects that leases will be renewed in the normal course of business.

     Minimum payments for operating leases having initial or remaining noncancelable terms of one year are as follows:


               YEAR
               ----------------------------------------
               1998                              $  837
               1999                                 721
               2000                                 610
               2001                                 321
               2002                                 157
               ----------------------------------------
               Total                             $2,646
               ----------------------------------------

     Total rent expense under operating leases was approximately $416, $298, and $604 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.   INCOME TAXES (in thousands except for percentages)

     The tax effects of items comprising the Company's net deferred income tax asset are as follows:


                                                            DECEMBER 31,
                                                          -----------------
                                                           1997      1996
     ----------------------------------------------------------------------
     Non deductible reserves and accruals                 $ 2,598   $ 2,817
     Differences between book and tax basis in
      inventory and property                                1,256       856
     Accrued co-op advertising                                300       323
     State taxes                                              189       287
     Other                                                     41       255
     ----------------------------------------------------------------------
     Net deferred tax asset                               $ 4,384   $ 4,538
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------



     The Net Deferred Tax Asset is classified between current and long term assets as follows:


     Deferred income taxes                                $ 3,118   $ 3,858
     Other assets                                           1,266       680
     ----------------------------------------------------------------------
     Net deferred tax asset                               $ 4,384   $ 4,538
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------


     The components of income before income tax expense and income tax expense attributable to foreign operations are not material. The components of the provision for income taxes are as follows:


                                              YEAR ENDED DECEMBER 31,
                                     --------------------------------------
                                        1997           1996           1995
     ----------------------------------------------------------------------
     CURRENT EXPENSE:
       Federal                       $  7,626       $  7,375       $  3,541
       State                            1,521          1,810          1,030
     DEFERRED EXPENSE:
       Federal                            (22)        (1,865)          (396)
       State                              (26)          (418)          (106)
     ----------------------------------------------------------------------
     Total                           $  9,099       $  6,902       $  4,069
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------


   The effective rate of the provision for income taxes differs from the federal statutory rate because of the effect of the following items:


                                                   YEAR ENDED DECEMBER 31,
                                                   ------------------------
                                                   1997      1996     1995
     ----------------------------------------------------------------------
     Statutory rate                                35.0%     35.0%     34.0%
     State income taxes, net of Federal benefit     4.5       6.2       6.2
     Benefit of foreign sales corporation, net
      of tax                                       (4.1)     (4.0)     (4.2)
     Research and development tax credit           (0.9)     (0.8)     (1.0)
     Other                                         (0.2)     (1.4)     (0.8)
     ----------------------------------------------------------------------
     Effective rate                                34.3%     35.0%     34.2%
     ----------------------------------------------------------------------
     ----------------------------------------------------------------------

6. EMPLOYEE BENEFIT PLANS (in thousands except for percentages and average and per share data)

     The number of shares authorized under the following plans and the number of shares outstanding under those plans will be appropriately adjusted in the event of certain changes in the Company's capital structure, such as stock dividends or splits, or other recapitalizations.

     1993 EMPLOYEE STOCK PURCHASE PLAN Under this plan, for which 520 shares of Common Stock have been reserved for issuance, eligible employees may elect up to 10% of their base cash compensation to be deducted each pay period for the purchase of the Company's Common Stock. On the last business day of each calendar quarter, shares of Common Stock are purchased with the employees' payroll deductions, at a price per share of 85% of the lesser of the closing market price of the Common Stock on the purchase date, or the closing market price on the first day of the period. Participants may not purchase more than 2 shares of Common Stock and not more than $25 worth of Common Stock in any one calendar year. The plan will terminate on January 1, 2003. In 1997, 1996 and 1995, 45, 60, and 62 shares, respectively, were issued, at average prices ranging from $7.44 to $35.06, $5.26 to $14.45, and $2.13 to $7.65, respectively.

     1993 STOCK OPTION/STOCK ISSUANCE PLAN Under this plan, for which 1,779 shares of Common Stock have been reserved for issuance, employees, officers, directors and consultants may be granted incentive or non-qualified stock options. All outstanding options under any of the Company's previous stock option plans were incorporated into this plan but will continue to be governed by the terms and conditions under which those options were granted. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 1997 are exercisable quarterly over four years and expire in ten years.

     1997 SUPPLEMENTAL STOCK OPTION PLAN On October 13, 1997, the Company's Board of Directors adopted the 1997 Supplemental Stock Option Plan. Under this plan, for which 140 shares of Common Stock have been reserved for issuance, employees other than executive officers, consultants and independent advisors, may be granted non-qualified stock options. The options granted under this plan as of December 31, 1997 are exercisable quarterly over four years and expire in ten years.

     A summary of option activity under all plans is as follows:

                                                                                            OPTIONS OUTSTANDING
                                                                                ---------------------------------------------
                                                         AVAILABLE FOR          SHARES           WEIGHTED           AGGREGATE
                                                             GRANT                           AVERAGE EXERCISE         PRICE
                                                                                                  PRICES
-----------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1995                                     232                 496               $3.25              $1,611
Authorized                                                    500                  --                  --                  --
Options granted                                              (543)                543                8.89               4,827
Options exercised                                              --                 (57)               2.58                (146)
Options canceled                                              271                (271)               9.22              (2,502)
-----------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995                                   460                 711                5.33               3,790
Options granted                                              (460)                460               11.29               5,197
Options exercised                                              --                (140)               3.90                (544)
Options canceled                                               89                 (89)              10.17                (569)
-----------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                                    89                 942                8.36               7,874
Authorized                                                    380                  --                  --                  --
Options granted                                              (371)                371               30.42              11,297
Options exercised                                              --                (156)               5.05                (786)
Options canceled                                               42                 (42)              19.25                (811)
-----------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                                   140               1,115              $15.75             $17,574
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 1995                                                  202               $2.40
Exercisable at December 31, 1996                                                  268               $5.12
EXERCISABLE AT DECEMBER 31, 1997                                                  378               $8.84
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


     The following table summarizes information about stock options outstanding at December 31, 1997:



                                                  WEIGHTED AVERAGE            WEIGHTED                                WEIGHTED
RANGE OF EXERCISE PRICES           NUMBER       REMAINING CONTRACTUAL     AVERAGE EXERCISE          NUMBER             AVERAGE
                                 OUTSTANDING            LIFE                    PRICE             EXERCISABLE         EXERCISE
                                                                                                                        PRICE
-----------------------------------------------------------------------------------------------------------------------------

$ 1.17 - $ 4.44                      116                5.47                   $ 3.35                 109              $ 3.29
  7.19 -   8.00                      351                7.62                     7.57                 149                7.51
  8.44 -  21.75                      271                8.18                    11.01                  98               10.66
 27.50 -  27.50                      246               10.00                    27.50                  --                  --
 28.75 -  39.88                      131                9.20                    36.27                  22               36.55
-----------------------------------------------------------------------------------------------------------------------------
$ 1.17 - $39.88                    1,115                8.24                   $15.75                 378              $ 8.84
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans and stock purchase plan been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income, earnings per share - basic and earnings per share-diluted for 1997, 1996 and 1995 would have been reduced by approximately $1,217 or $0.11 and $0.10 per share, $909 or $0.08 and $0.08 per share and $279 or $0.03 and $0.02 per share, respectively.

     The weighted-average fair value of the options granted during 1997, 1996 and 1995 is estimated as $4,999, $2,054 and $1,581, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividend yield; expected volatility of 65%, 65% and 65%; risk-free interest rate of 6.1%, 6.0% and 6.0% and expected life of 3.40, 2.68 and 2.80 years.

7. QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share data)

     Summarized quarterly financial information for each of the three years ended December 31, 1997, 1996, and 1995 is as follows :


                                                        Quarter 1      Quarter 2      Quarter 3      Quarter 4           Year
     ------------------------------------------------------------------------------------------------------------------------
     YEAR ENDED DECEMBER 31, 1997
     Net sales                                            $31,511        $37,725        $38,509        $41,296       $149,041
     Gross profit                                          15,406         17,665         18,100         19,611         70,782
     Income from operations                                 5,642          6,398          6,811          7,642         26,493
     Net income                                             3,694          4,223          4,443          5,069         17,429
     Earnings per share - basic                              0.33           0.37           0.39           0.44           1.53
     Earnings per share - diluted                            0.31           0.35           0.37           0.42           1.45
     ------------------------------------------------------------------------------------------------------------------------

     YEAR ENDED DECEMBER 31, 1996
     Net sales                                             19,618         24,752         30,047         33,020        107,437
     Gross profit                                           9,217         11,990         14,142         16,067         51,416
     Income from operations                                 3,157          4,357          5,594          6,464         19,572
     Net income                                             2,099          2,805          3,732          4,217         12,853
     Earnings per share - basic                              0.19           0.25           0.33           0.37           1.15
     Earnings per share - diluted                            0.18           0.24           0.31           0.35           1.08
     ------------------------------------------------------------------------------------------------------------------------

     YEAR ENDED DECEMBER 31, 1995
     Net sales                                             14,666         17,524         15,606         17,752         65,548
     Gross profit                                           6,810          7,876          6,777          7,614         29,077
     Income from operations                                 3,169          3,266          2,522          2,662         11,619
     Net income                                             1,991          2,238          1,786          1,842          7,857
     Earnings per share - basic                              0.18           0.20           0.16           0.17           0.72
     Earnings per share - diluted                            0.18           0.20           0.16           0.16           0.70
     ------------------------------------------------------------------------------------------------------------------------


8.   SUBSEQUENT EVENTS

     REINCORPORATION   In July 1997, the Company's stockholders approved an
Agreement and Plan of Merger whereby the Company merged with and into a newly incorporated Delaware corporation ("ENCAD, Inc.") which is the surviving corporation. In conjunction with the merger, each share of the Company's Common Stock and options or rights to acquire shares of Common Stock were exchanged for one share of ENCAD, Inc. Delaware Common Stock, options or rights to acquire Common Stock. The reincorporation became effective in January 1998.

     STOCKHOLDER RIGHTS AGREEMENT   In March 1998, the Company's Board of
Directors adopted a preferred stockholder rights plan which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Common Stock. On March 19, 1998, the Company's Board of Directors declared a dividend of one Right for each outstanding share of Common Stock, payable on April 2, 1998 to stockholders of record on that date. Each Right entitles stockholders to buy 1/1000th of a share of ENCAD Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment. The Rights will become exercisable on the close of business on the first day a person or group announces an acquisition of 15% or more of the Common Stock or on the tenth day after a person or a group commences or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the close of business on the first date of a public announcement that a person has acquired beneficial ownership of 15% or more of the Common Stock.