Form 10-Q
period 1998-03-31
ENCAD INC
filed 1998-05-15
CIK 913599

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE  ACT OF 1934

                    For the fiscal quarter ended March 31, 1998

                                         OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                      For the transition period from __ to __

                          Commission File Number: 0-23034

                         ENCAD-Registered Trademark-, INC.
               (Exact name of registrant as specified in its charter)

           DELAWARE                                    95-3672088
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       6059 CORNERSTONE COURT WEST
              SAN DIEGO, CA                               92121
(Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code:  (619) 452-0882


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No __


The number of shares outstanding of the Registrant's Common Stock as of March 31, 1998, was 11,555,846.

ENCAD, INC.

INDEX
                                                              PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
          March 31, 1998 and December  31, 1997. . . . . . . . .3

          Consolidated Statements of Income for the
          three months ended March 31, 1998 and 1997 . . . . . .4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1998 and 1997 . . . . . .5

          Notes to Consolidated Financial Statements . . . . . .6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK. . . . . . . . . . . . . . . . . . . . . 15

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . 16

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . 16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . 16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. 16

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . 16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

ENCAD, Inc.


Consolidated Balance Sheets
(in thousands)

                                                                    March 31, December 31,
                                                                      1998           1997
                                                                  -------------------------
                                                                  (Unaudited)        (Note)
ASSETS
Current Assets:
     Cash and cash equivalents                                    $    193       $  1,265
     Accounts receivable - net                                      26,249         36,800
     Inventories                                                    32,361         29,155
     Deferred income taxes                                           3,186          3,118
     Prepaid expenses                                                2,705          1,780
                                                                  --------       --------
          Total current assets                                      64,694         72,118

Property - net                                                      15,413         14,825
Other assets                                                         3,905          3,352
                                                                  --------       --------
Total Assets                                                      $ 84,012       $ 90,295
                                                                  --------       --------
                                                                  --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                             $  7,810       $ 12,369
     Accrued expenses and other liabilities                          3,951          8,670
     Borrowings under line of credit                                 5,910          3,261
                                                                  --------       --------
          Total current liabilities                                 17,671         24,300
                                                                  --------       --------

Other Liabilities                                                    1,659          1,273


Stockholders' Equity:
     Common stock                                                       12             12
     Additional paid -in capital                                    18,263         17,577
     Accumulated earnings                                           46,407         47,133
                                                                  --------       --------
          Total stockholders' equity                                64,682         64,722
                                                                  --------       --------
Total Liabilities and Stockholders' Equity                        $ 84,012       $ 90,295
                                                                  --------       --------
                                                                  --------       --------


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

ENCAD, Inc.
Consolidated Statements of Income - Unaudited
(in thousands, except per share data)

                                                                     Three months ended
                                                                          March 31,
                                                                    1998            1997
                                                                  --------        --------
Net sales                                                         $ 23,517        $ 31,511
Cost of sales                                                       14,619          16,105
                                                                  --------        --------
Gross profit                                                         8,898          15,406
                                                                  --------        --------
Marketing and selling                                                5,768           5,114
Research and development                                             2,607           2,790
General and administrative                                           2,583           1,860
                                                                  --------        --------
                                                                    10,958           9,764
                                                                  --------        --------
(Loss) income from operations                                       (2,060)          5,642
Other income                                                           999               -
Interest (expense) income - net                                       (100)             64
                                                                  --------        --------

(Loss) income before income taxes                                   (1,161)          5,706
Provision for income taxes                                            (435)          2,012
                                                                  --------        --------
Net (loss) income                                                  $  (726)       $  3,694
                                                                  --------        --------
                                                                  --------        --------

(Loss) earnings per share - basic                                 $  (0.06)        $  0.33
                                                                  --------        --------

(Loss) earnings per share - diluted                               $  (0.06)        $  0.31
                                                                  --------        --------
Weighted average common
  shares outstanding - basic                                        11,528          11,331
                                                                  --------        --------
Weighted average common and common
  equivalent shares outstanding - diluted                           11,528          12,028
                                                                  --------        --------

See Notes to Consolidated Financial Statements.

ENCAD, Inc.
Consolidated Statements of Cash Flows - Unaudited
(in thousands)

                                                                                     Three months ended March 31,
                                                                                          1998           1997
                                                                                       --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                 $   (726)       $ 3,694
     Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
              Depreciation and amortization                                                 936            624
              Tax benefit from exercise of stock options                                    247            311
              Changes in assets and liabilities:
                   Accounts receivable                                                   10,551         (3,642)
                   Inventories                                                           (3,206)          (260)
                   Deferred income taxes                                                   (361)          (143)
                   Prepaid expenses and other assets                                     (1,185)          (712)
                   Accounts payable                                                      (4,559)          (365)
                   Accrued expenses and other liabilities                                (4,333)         1,076
                                                                                       --------        -------
                         Cash (used in) provided by operating activities                 (2,636)           583
                                                                                       --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property                                                               (1,524)        (2,042)
                                                                                       --------        -------
                         Cash used in investing activities                               (1,524)        (2,042)
                                                                                       --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Common Stock options and sale of stock under
         employee stock purchase plan                                                       439            205
     Net borrowings under line of credit                                                  2,649             -
                                                                                       --------        -------
                   Cash provided by financing activities                                  3,088            205
                                                                                       --------        -------
Net decrease in cash and cash equivalents                                                (1,072)        (1,254)
Cash and cash equivalents at beginning of period                                          1,265          6,949
                                                                                       --------        -------
Cash and cash equivalents at end of period                                              $   193        $ 5,695
                                                                                       --------        -------
                                                                                       --------        -------

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                                       $ 2,010        $   105
                                                                                       --------        -------
                                                                                       --------        -------

See Notes to Consolidated Financial Statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1) BASIS OF PRESENTATION - The accompanying consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Theses consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

     The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform with the financial statement presentation for the quarter ended March 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2)   INVENTORIES:
     (IN THOUSANDS)



                                      MARCH 31,      December 31,
                                        1998             1997
                                      --------        --------
           Raw materials              $ 14,381        $ 11,043
           Work-in-process                 146             629
           Finished goods               17,834          17,483
                                      --------        --------
                  Total               $ 32,361        $ 29,155
                                      --------        --------
                                      --------        --------

3) EARNINGS PER SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was adopted by the Company in the fourth quarter of 1997 and all earnings per share amounts previously reported have been restated. Basic (loss) earnings per share is computed by dividing net
     (loss) income by the weighted average common shares outstanding.  Diluted
     (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding. The effects of options to purchase stock were not included in the computation of diluted loss per share for the quarter ended March 31, 1998 because the inclusion of such options would have been antidilutive. The computation of diluted earnings per share for the quarter ended March 31, 1997 includes the effects of options, if dilutive, to purchase stock, which aggregated 697,000.

4) COMPREHENSIVE INCOME - SFAS No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. There are no material current differences between net income and comprehensive income, and accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

5) STOCKHOLDER RIGHTS PLAN - In March 1998, the Company's Board of Directors adopted a preferred stockholder rights plan which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Common Stock. On March 19, 1998, the Company's Board of Directors declared a dividend of one Right for each outstanding share of Common Stock, payable on April 2, 1998 to stockholders of record on that date. Each Right entitles stockholders to buy 1/1000th of a share of ENCAD Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment. The Rights will become exercisable on the close of business on the first day a person or group announces an acquisition of 15% or more of the Common Stock or on the tenth day after a person or a group commences or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the close of business on the first date of a public announcement that a person has acquired beneficial ownership of 15% or more of the Common Stock.

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



CONSOLIDATED STATEMENTS OF INCOME


                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                             1998           1997
---------------------------------------------------------------------
Net sales                                   100.0%         100.0%
Cost of sales                                62.2%          51.1%
---------------------------------------------------------------------
Gross profit                                 37.8%          48.9%
Marketing and selling                        24.5%          16.2%
Research and development                     11.1%           8.9%
General and administrative                   11.0%           5.9%
---------------------------------------------------------------------
(Loss) income from operations                (8.8%)         17.9%
Other income                                  4.3%           -
Interest (expense) income - net              (0.4%)          0.2%
---------------------------------------------------------------------
(Loss) income before income taxes            (4.9%)         18.1%
Provision for income taxes                   (1.8%)          6.4%
---------------------------------------------------------------------
Net (loss) income                            (3.1%)         11.7%
---------------------------------------------------------------------



RESULTS OF OPERATIONS

   NET SALES - ENCAD's net sales for the first quarter of 1998 decreased to $23,517 down 25% compared to the same quarter in 1997. The decline in revenues related to lower sales of printers as customers awaited several new product announcements in the industry, and continued weakness in Asian markets. During the first quarter of 1998, supplies sales increased 43% over the same period in 1997, and accounted for approximately 38% of net sales for the first quarter of 1998 versus 20% in the same quarter of 1997. Sales to the Company's numerous original equipment manufacturers ("OEM") for the first quarter of 1998 accounted for 25% of net sales as compared to 26% for the same period of 1997.

   No one customer accounted for more than 10% of net sales during the first quarter of 1998, whereas, one customer accounted for 16% during the first quarter of 1997. International sales accounted for approximately 65% and 56% of the Company's net sales during the quarters ended March 31, 1998 and 1997, respectively.

   COST OF SALES - Cost of sales includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales stood at 62% and 51% for the first quarter of 1998 and 1997, respectively. The Company experienced lower gross profit margin percentages in the first quarter of 1998 compared to the same period of 1997 due to lower average unit selling prices for existing products and increased sales of supplies, which, in general, have lower gross margins than the printer products. The Company's future success will depend, in part, on its ability to develop and manufacture competitive products and achieve cost reductions for its existing products.

   MARKETING AND SELLING - Marketing and selling expenses were 25% of net sales during the first quarter of 1998 compared to 16% during the same period of 1997, which represents a 13% increase in absolute dollars. Most of the increase was related to costs associated with increased staffing in the Company's international offices and in the customer support organization. Marketing and selling expenses are expected to continue to increase over prior periods as the Company promotes its products and supports its marketing and selling activities.

   RESEARCH AND DEVELOPMENT - Research and development expenses, which can vary depending upon product development cycles, were 11% of net sales during the first quarter of 1998 compared to 9% during the same period of 1997 and decreased by 7% in absolute dollars from the same period of 1997. Spending in the first quarter of both years reflects costs for products anticipated to be launched in the following quarter, however, spending was slightly lower in the first quarter of 1998. The Company expects to continue to invest significant resources in its strategic programs and enhancements to existing products. The Company expects that research and development expenses will continue to increase in absolute dollars as compared to prior periods.

   GENERAL AND ADMINISTRATIVE - General and administrative expenses were 11% of net sales during the first quarter of 1998 compared to 6% during the same period of 1997 and increased by 39% in absolute dollars over the same period of 1997. This increase was primarily due to higher staffing expenses necessary to support an increased level of business and to increased reserves for doubtful accounts receivable. The Company expects general and administrative expenses will continue to increase in absolute dollars over prior periods.

   NET INTEREST - Net interest decreased to $100 expense during the first quarter of 1998 from $64 income during the first quarter of 1997 due to less cash available for external investment and increased borrowings under the bank line of credit.

   OTHER INCOME - Other income included payments received under a new product development and manufacturing license agreement signed during the quarter. Under this agreement, the Company is assisting in the development of a wide-format color inkjet product targeted for markets outside of the Company's mainstream graphics and textiles focus. The Company will receive reimbursements for engineering expenses during the remainder of 1998 and royalties on future product sales, if any.

   PROVISION FOR INCOME TAXES - The Company's effective income tax rate during the first quarter of 1998 was approximately 37%, compared to 35% during the first quarter of 1997. The increase in the effective rate was primarily because the loss prevented the Company from taking its normal tax credit for its Foreign Sales Corporation.

   NET LOSS/INCOME - Net loss was 3% of net sales for the first quarter of 1998 as compared to net income of 12% for the same period of 1997 and decreased by $4,420 from the same period of 1997 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically funded its operations primarily through cash flow provided from operations, however in the current quarter, the Company utilized cash provided through its line of credit. At March 31, 1998, the Company had cash and cash equivalents totaling $193, and working capital of $47,023. In comparison, the Company had cash and cash equivalents totaling $1,265, and working capital of $47,818 as of December 31, 1997. The decrease in cash and cash equivalents was due primarily to an increase in inventories, and decreases in payables and accrued expenses and other liabilities, offset by decreases in accounts receivable.

   The Company has received, and anticipates it will continue to receive, the majority of its cash from collections of accounts receivable from its distributors and OEMs. These groups have a history of timely payments; however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by international customers. At March 31, 1998, net accounts receivable decreased by $10,551 from $36,800 at December 31, 1997. The decrease was directly related to lower sales in the first quarter of 1998 and the successful collection of existing balances.

   Inventory levels increased by $3,206 at March 31, 1998 from $29,155 at December 31, 1997. This increase was primarily attributable to lower than projected sales, increased inventories to support shorter lead times in filling customer orders, and increased raw material inventories caused by non-cancelable orders placed during the quarter.

   During the quarters ended March 31, 1998 and 1997, the Company had capital expenditures of $1,524 and $2,042, respectively. In the first quarter of 1998 the Company primarily incurred costs related to the implementation of an enterprise-wide information system.

   At March 31, 1998, the Company had available a $20 million revolving line of credit. The line requires the Company to maintain certain financial ratios. $5,910 was outstanding under the line at March 31, 1998 and $3,261 at December 31, 1997. The line expires on January 2, 2000.

   The Company's overall level of operating expense is expected to increase due to the development and marketing of new products for existing and new markets. Management believes that its existing cash and cash equivalents, cash generated from operations, and funds available under the bank line of credit will be sufficient to satisfy its currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products. There can be no assurances that future cash requirements to fund operations will not require the Company to seek additional capital, or that such additional capital will be available when required on terms acceptable to the Company. To date, inflation has not had a significant effect on the Company's operating results.

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

RISKS AND UNCERTAINTIES

   POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE - The Company's quarterly operating results can fluctuate significantly depending on factors such as the timing of product announcements and subsequent introductions of products by the Company and its competitors, availability and cost of components, timing of shipments of the Company's products, mix of product families shipped, market acceptance of new products, seasonality, currency fluctuations, changes in prices by the Company and its competitors, and price protection for selling price reductions offered to distributors and OEMs. In addition, the timing of expenditures for staffing and related support costs, advertising, trade show attendance, promotion, research and development expenditures, and, of course, changes in general economic conditions can impact quarterly performance. Any one of these factors could have a material adverse effect on the Company's results of operations. The Company may experience significant quarterly fluctuations in total revenues as well as operating expenses with respect to future new product introductions. In addition, the Company's component purchases, production and spending levels are based upon forecast demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's financial condition and results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. The Company's failure to complete shipments during a quarter could have a material adverse effect on the Company's results of operations. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company can maintain the levels of revenue and profitability experienced over the past several years on a quarterly or annual basis.

   On March 16, 1998, the Company announced that lower than anticipated product sales, coupled with accelerated competitor-driven pressure on gross profits for its flagship products, could generate operating results ranging from break even to a loss for the first quarter of 1998 on sales significantly lower than the same quarter last year. Due to the results for the first quarter, the likelihood of continued sales weakness in Asia, lower gross profit in its core business over the course of 1998, and increased marketing and selling expenses required to respond to competitive pressures, the Company also announced that it expects net income for the year will fall well below comparable 1997 results, and that sales for full-year 1998 could be only slightly higher or equal to 1997 sales.

               HIGHLY COMPETITIVE INDUSTRY - The markets for the Company's products, both printers and supplies, is highly competitive and rapidly changing. Several new competitors have entered the market. The Company's principal competitor is Hewlett-Packard, which dominates the CAD segment of the wide-format inkjet markets and is the Company's principal competition in the GA segment. In addition to direct competition in inkjet printers and related supplies, the Company's products also face competition from other technologies in the wide-format market. Such technologies include pen, electrostatic and thermal methods. The competition to sell ink, media and software products to the customer is also intense. Some of the Company's current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in the wide-format inkjet market depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on many of its products in the first quarter of

1998 and on certain products in the past and will likely continue to do so in the future. Price reductions, while partially offset by similar reductions in product costs, have affected gross margins and likely will continue to affect gross margins and may adversely affect the Company's financial condition and results of operations. See "Short Product Lives and Technological Change."

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

   FUTURE CAPITAL NEEDS - Although the Company first achieved profitability on an annual basis in 1992, during the first quarter of 1998 it reported a loss and there can be no assurance that future profitability or revenue growth, if any, will continue on a quarterly or annual basis. Losses may occur on a quarterly or annual basis for a number of reasons outside the Company's control. See "Potential Fluctuation in Quarterly Performance."
The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. The Company may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or, if available, not on terms acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate some or all of its planned activities.

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

   DEPENDENCE ON EXPORT SALES - For the first quarters of 1998 and 1997, sales outside the United States represented approximately 65% and 56% of the Company's net sales, respectively. The Company expects export sales to continue to represent a significant portion of its sales. All of the Company's products sold in the international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company's sales and, consequently, on the Company's financial condition and results of operations.

   RELIANCE ON INDIRECT DISTRIBUTION - The Company markets and sells its products domestically and internationally primarily through specialty distributors, dealers, VARs and OEMs. The Company's sales are principally made through distributors which may carry competing product lines. Such distributors could reduce or discontinue sales of the Company's products which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that these independent distributors will devote the resources necessary to provide effective sales and marketing support of the Company's products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting the wide-format printer market. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels. Although the Company believes that it provides adequate allowances for bad debts which may arise from sales to these customers, and, to date, has not experienced significant amounts of bad debts, there can be no assurance that actual bad debts will not exceed recorded allowances resulting in a material adverse effect on the Company's financial condition and results of operations. To expand its distribution channels, the Company has entered into select OEM and private label arrangements that allow it to address specific market segments or geographic
areas.   In order to prevent inventory write-downs, to the extent that OEM and private label customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

   MANAGEMENT OF GROWTH - Although net sales for the first quarter of 1998 have declined when compared to the first quarter of 1997, the Company had previously experienced significant growth as net sales had increased to $149.0 million in 1997 compared to $107.4 million in 1996 and $65.5 million in 1995. Such growth has placed, and, if continued, will continue to place, a significant strain on the Company's management, employees, systems and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new and enhance existing operational information and financial control systems. There can be no assurance that any new personnel hired by the Company will be successfully integrated into the business or that changes to the Company's systems will be effective. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations.

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

   ENTERPRISE-WIDE INFORMATION SYSTEM - The Company is in the process of replacing its current management information system with a comprehensive enterprise-wide information system and is devoting significant resources to system and process design and system testing. The Company expects that this system will allow it to realize significant operational efficiencies and facilitate future growth. The Company's operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected.

   YEAR 2000 COMPLIANCE - The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company's recent enterprise-wide information system implementation, the initial phase of which is expected to be completed in 1998, should mitigate most internal problems as the system vendors have represented that these systems are already year 2000 compliant. In addition, the Company is in the process of communicating with others with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in other computer systems improvements to be year 2000 compliant. The Company plans to devote the necessary resources to resolve significant year 2000 issues in a timely manner; however, if the Company, its customers, vendors or others with whom it does significant business are unable to resolve external processing issues in a timely manner, it could result in material adverse effect on certain of the Company's operations.

   ABSENCE OF DIVIDENDS - No cash dividends have been paid on the Company's Common Stock to date and the Company does not anticipate paying cash dividends in the foreseeable future.

   ANTI-TAKEOVER EFFECT OF STOCKHOLDER RIGHTS PLAN AND CHARTER DOCUMENTS - In March 1998, the Company's Board of Directors adopted a preferred stockholder rights plan (the "Stockholder Rights Plan") which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Common Stock. On March 19, 1998, the Company's Board of Directors declared a dividend of one Right for each outstanding share of Common Stock, payable on April 2, 1998 to stockholders of record on that date. Each Right entitles stockholders to buy 1/1000th of a share of ENCAD Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment. The Rights will become exercisable on the close of business on the first day a person or group announces an acquisition of 15% or more of the Common Stock or on the tenth day after a person or a group commences or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the close of business on the first date of a public announcement that a person has acquired beneficial ownership of 15% or more of the Common Stock.


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

None

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

               27   Summary Financial Data

(b)            Reports on Form 8-K

               1. Current Report on Form 8-K filed on January 16, 1998, reporting the merger of ENCAD, Inc., a California corporation ("ENCAD California"), into ENCAD, Inc., a Delaware corporation, for the purpose of changing ENCAD California's state of incorporation from California to Delaware.

               2. Current Report on Form 8-K filed on March 20, 1998, reporting the adoption of a stockholder rights plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 1997

                                 ENCAD, Inc.

                                 (Registrant)

                                  /s/ Todd W. Schmidt
                                  ------------------------------------------
                                  (Todd W. Schmidt)
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)