Form 10-Q
period 1998-06-30
ENCAD INC
filed 1998-08-14
CIK 913599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


                   For the fiscal quarter ended June 30, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                     For the transition period from __ to __

                         Commission File Number: 0-23034

                        ENCAD-Registered Trademark- , INC.
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



The number of shares outstanding of the Registrant's Common Stock as of June 30, 1998, was 11,582,500.

ENCAD, INC.

INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
             June 30, 1998 and December  31, 1997.............................1

          Consolidated Statements of Income for the
             three and six months ended June 30, 1998 and 1997................2

          Consolidated Statements of Cash Flows for the
             six months ended June 30, 1998 and 1997..........................3

          Notes to Consolidated Financial Statements..........................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.....................................................13


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..................................................13

ITEM 2.   CHANGES IN SECURITIES..............................................13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES....................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

ITEM 5.   OTHER INFORMATION..................................................14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................14

SIGNATURES...................................................................14

PART I. - FINANCIAL INFORMATION

ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS

ENCAD, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                             JUNE 30,          December 31,
                                                               1998                1997
                                                           -----------         ------------
                                                           (UNAUDITED)             (Note)
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                               $   708             $ 1,265
       Accounts receivable - net                                34,703              36,800
       Inventories                                              27,240              29,155
       Deferred income taxes                                     2,713               3,118
       Prepaid expenses                                          2,974               1,780
                                                               -------             -------
                     Total current assets                       68,338              72,118

PROPERTY - NET                                                  15,697              14,825
OTHER ASSETS                                                     4,288               3,352
                                                               -------             -------
TOTAL ASSETS                                                   $88,323             $90,295
                                                               -------             -------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                        $10,371             $12,369
       Accrued expenses and other liabilities                    4,885               8,670
       Borrowings under line of credit                           5,000               3,261
                                                               -------             -------
                     Total current liabilities                  20,256              24,300
                                                               -------             -------

OTHER LIABILITIES                                                1,789               1,273


STOCKHOLDERS' EQUITY:
       Common stock                                                 12                  12
       Additional paid -in capital                              18,485              17,577
       Accumulated earnings                                     47,781              47,133
                                                               -------             -------
                     Total stockholders' equity                 66,278              64,722
                                                               -------             -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $88,323             $90,295
                                                               -------             -------

Note:
The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(in thousands, except per share data)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                          1998          1997                1998           1997
                                                       ---------     ---------           ---------      ---------

NET SALES                                               $34,695       $37,725             $58,212        $69,236
COST OF SALES                                            20,586        20,060              35,205         36,165
                                                        -------       -------             -------        -------
GROSS PROFIT                                             14,109        17,665              23,007         33,071
                                                        -------       -------             -------        -------

MARKETING AND SELLING                                     6,773         6,100              12,541         11,214
RESEARCH AND DEVELOPMENT                                  2,669         2,775               5,276          5,565
GENERAL AND ADMINISTRATIVE                                2,452         2,392               5,035          4,252
                                                        -------       -------             -------        -------
                                                        -------       -------             -------        -------
                                                         11,894        11,267              22,852         21,031
                                                        -------       -------             -------        -------

INCOME FROM OPERATIONS                                    2,215         6,398                 155         12,040
OTHER INCOME                                                -             -                   999            -
INTEREST (EXPENSE) INCOME - NET                            (114)           78                (214)           142
                                                        -------       -------             -------        -------

INCOME BEFORE INCOME TAXES                                2,101         6,476                 940         12,182
PROVISION FOR INCOME TAXES                                  727         2,253                 292          4,265
                                                        -------       -------             -------        -------
NET INCOME                                              $ 1,374       $ 4,223             $   648        $ 7,917
                                                        -------       -------             -------        -------


EARNINGS PER SHARE - BASIC                              $  0.12        $ 0.37             $  0.06        $  0.70
                                                        -------       -------             -------        -------

EARNINGS PER SHARE - DILUTED                            $  0.12       $  0.35             $  0.05        $  0.66
                                                        -------       -------             -------        -------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                             11,565        11,364              11,546         11,348
                                                        -------       -------             -------        -------

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING - DILUTED                11,764        12,046              11,918         12,038
                                                        -------       -------             -------        -------

See notes to consolidated financial statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                             1998               1997
                                                                          ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                           $   648           $  7,917
       Adjustments to reconcile net income to cash used in
              operating activities:
                   Depreciation and amortization                              1,992              1,465
                   Tax benefit from exercise of stock options                   295                766
                   Changes in assets and liabilities:
                         Accounts receivable                                  2,097            (11,047)
                         Inventories                                          1,915             (3,306)
                         Deferred income taxes                                  (98)               (16)
                         Prepaid expenses and other assets                   (1,627)              (677)
                         Accounts payable                                    (1,998)             2,050
                         Accrued expenses and other liabilities              (3,269)             2,699
                                                                            -------           --------
                               Cash used in operating activities                (45)              (149)
                                                                            -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property                                                 (2,864)            (4,018)
                                                                            -------           --------
                               Cash used in investing activities             (2,864)            (4,018)
                                                                            -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of Common Stock options and sale of stock under
          employee stock purchase plan                                          613                575
       Net borrowings under line of credit                                    1,739                  -
                                                                            -------           --------
                               Cash provided by financing activities          2,352                575
                                                                            -------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (557)            (3,592)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,265              6,949
                                                                            -------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   708           $  3,357
                                                                            -------           --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for income taxes                         $ 2,031           $  1,584
                                                                            -------           --------

See notes to consolidated financial statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1) BASIS OF PRESENTATION - The accompanying consolidated financial statements as of June 30, 1998 and for the three month and six month periods ended June 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

     The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform with the financial statement presentation for the three month and six month periods ended June 30, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

     RECENT ACCOUNTING PRONOUNCEMENTS - In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 132 for the year ended December 31, 1998. The Company has determined that the adoption of SFAS No. 132 will not have a material effect on the financial statements or disclosures of the Company.

2)   INVENTORIES:
     (IN THOUSANDS)

                                        JUNE 30,      December 31,
                                          1998            1997
                                        --------      ------------
           Raw materials                 $11,950           $11,043
           Work-in-process                   108               629
           Finished goods                 15,182            17,483
                                         -------           -------
                  Total                  $27,240           $29,155
                                         -------           -------
                                         -------           -------

3) EARNINGS PER SHARE - SFAS No. 128 "Earnings Per Share" was adopted by the Company in the fourth quarter of 1997 and all earnings per share amounts previously reported have been restated. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

     The following table is a reconciliation of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 1998 and 1997: (IN THOUSANDS)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                    1998          1997              1998          1997
                                                  --------      --------          --------      --------
Net Income                                          $1,374        $4,223           $   648        $7,917
                                                    ------        ------           -------        ------
Earnings per share - basic                          $ 0.12        $ 0.37           $  0.06        $ 0.70
                                                    ------        ------           -------        ------
                                                    ------        ------           -------        ------

Basic weighted average common
     shares outstanding                             11,565        11,364            11,546        11,348
Effect of dilutive securities:
     Stock options                                     199           682               372           690
                                                    ------        ------           -------        ------

Diluted weighted average common and
     common equivalent shares outstanding           11,764        12,046            11,918        12,038
                                                    ------        ------           -------        ------

Earnings per share - diluted                        $ 0.12        $ 0.35           $  0.05        $ 0.66
                                                    ------        ------           -------        ------

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

     The following table sets forth, as a percentage of net sales, certain consolidated statements of income data for the periods indicated.

CONSOLIDATED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                       ---------------------------           -------------------------
                                          1998           1997                   1998           1997
------------------------------------------------------------------------------------------------------
NET SALES                                100.0%         100.0%                 100.0%         100.0%
COST OF SALES                             59.3%          53.2%                  60.5%          52.2%
                                         -----          -----                  -----          -----
GROSS PROFIT                              40.7%          46.8%                  39.5%          47.8%
                                         -----          -----                  -----          -----

MARKETING AND SELLING                     19.5%          16.2%                  21.5%          16.2%
RESEARCH AND DEVELOPMENT                   7.7%           7.4%                   9.1%           8.1%
GENERAL AND ADMINISTRATIVE                 7.1%           6.2%                   8.6%           6.1%
                                         -----          -----                  -----          -----


INCOME FROM OPERATIONS                     6.4%          17.0%                   0.3%          17.4%
OTHER INCOME                                -              -                     1.7%           -
INTEREST (EXPENSE) INCOME - NET           (0.3%)          0.2%                  (0.4%)          0.2%
                                         -----          -----                  -----          -----

INCOME BEFORE INCOME TAXES                 6.1%          17.2%                   1.6%          17.6%
PROVISION FOR INCOME TAXES                 2.1%           6.0%                   0.5%           6.2%
                                         -----          -----                  -----          -----

NET INCOME                                 4.0%          11.2%                   1.1%          11.4%
                                         -----          -----                  -----          -----

RESULTS OF OPERATIONS

     NET SALES - ENCAD's net sales for the three and six month periods ended June 30, 1998 decreased by 8% and 16%, respectively, from the same periods in 1997. The decline in revenues related to lower sales of older products, lower sales in Asia, and lower average selling prices as the Company lowered prices and implemented incentive programs to counter aggressive pricing and similar programs offered by competitors. During the three and six month periods ended June 30, 1998, supplies sales increased 27% and 34%, respectively, over the same periods in 1997, and accounted for 29% and 32% of net sales for the three and six month periods ended June 30, 1998, respectively, as compared to 21% and 20% for the same periods of 1997. Sales to the Company's numerous original equipment manufacturers ("OEM") for the three and six months ended June 30, 1998 accounted for 11% and 16% of net sales, respectively, as compared to 21% and 20% for the same periods of 1997.

     No one customer accounted for more than 10% of net sales during the three and six month periods ended June 30, 1998, whereas, one customer accounted for 10% and 13% of net sales during the three and six month periods ended June 30, 1997, respectively. International sales accounted for approximately 65% of the Company's net sales for the three and six month periods ended June 30, 1998, compared to 61% and 59% for the same periods in 1997.

     COST OF SALES - Cost of sales includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales stood at 59% and 60% for the three and six month periods ended June 30, 1998, respectively, as compared to 53% and 52% for the three and six month periods ended June 30, 1997. The Company experienced lower gross profit margin percentages during the three and six month periods ended June 30, 1998 compared to the same periods of 1997 due to lower average selling prices, as the Company lowered prices and implemented incentive programs to counter aggressive pricing and similar programs offered by competitors, and increased sales of supplies, which, in general, have lower gross margins than the printer products. The Company's future success will depend, in part, on its ability to develop and manufacture competitive products and achieve cost reductions for its existing products.

     MARKETING AND SELLING - Marketing and selling expenses were 20% and 22%, respectively, of net sales during the three and six month periods ended June 30, 1998 compared to 16% during the same periods of 1997, which represents an increase in absolute dollars of 11% and 12%. This increase was due to increased staffing and related expenses to support the Company's entry into the textile printing market and the expansion of international support for the supplies product line, and increased spending related to the introduction and promotion of new products. Marketing and selling expenses are expected to continue to increase over prior periods as the Company promotes its products and supports its marketing and selling activities.

     RESEARCH AND DEVELOPMENT - Research and development expenses, which can vary depending upon product development cycles, were 8% and 9% of net sales during the three and six month periods ended June 30, 1998, respectively, compared to 7% and 8% during the same periods of 1997, respectively. In absolute dollars, 1998 research and development spending decreased by 4% and 5% over the three and six month periods ended June 30, 1997, respectively. Spending in the three and six month periods ended June 30 of both years reflects costs for products launched in the second quarter; however, spending was slightly lower in the three and six month periods ended June 30, 1998 due primarily to lower spending on prototype and testing expenses. The Company expects to continue to invest significant resources in its strategic programs and enhancements to existing products and, as a result, that research and development expenses will continue to increase in absolute dollars as compared to prior periods.

     GENERAL AND ADMINISTRATIVE - General and administrative expenses were 7% and 9% of net sales during the three and six month periods ended June 30, 1998 compared to 6% during the same periods of 1997 and increased by 3% and 18% in absolute dollars over the three and six month periods ended June 30, 1997, respectively. This increase was primarily due to higher staffing expenses and increased spending related to business development. The Company expects general and administrative expenses will continue to increase in absolute dollars over prior periods.

     NET INTEREST - Net interest decreased to $114 and $214 expense during the three and six month periods ended June 30, 1998, respectively, from $78 and $142 income during the comparable periods of 1997 due to less cash available for external investment and increased borrowings under the bank line of credit.

     OTHER INCOME - Other income for the three and six months ended June 30, 1998 included payments received under a new product development and manufacturing license agreement signed during the first quarter of 1998. Under this agreement, the Company is assisting in the development of a wide-format color inkjet product targeted for markets outside of the Company's mainstream graphics and textiles focus. The Company will receive additional reimbursements for engineering expenses during the remainder of 1998 and royalties on future product sales, if any.

     PROVISION FOR INCOME TAXES - The Company's effective income tax rate during the three and six month periods ended June 30, 1998 was approximately 35% and 31%, respectively, compared to 35% during the comparable periods of 1997. The tax rate difference of 4% for the six months ended June 30, 1998, when applied against income before income taxes for the same period, represents approximately $30. The Company expects the effective income tax rate for the twelve months ending December 31, 1998 to be at or near historical levels.

     NET INCOME - Net income was 4% and 1% of net sales for the three and six month periods ended June 30, 1998 as compared to net income of 11% for the same periods of 1997 and decreased by $2,849 and $7,269, respectively, from the same periods of 1997 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations primarily through cash flow provided from operations; however during the first half of 1998, the Company also utilized cash provided through its line of credit. At June 30, 1998, the Company had cash and cash equivalents totaling $708, and working capital of $48,082. In comparison, the Company had cash and cash equivalents totaling $1,265, and working capital of $47,818 as of December 31, 1997. The decrease in cash and cash equivalents was due primarily to a decreases in payables and accrued expenses and other liabilities, offset by decreases in accounts receivable and inventories.

     The Company has received, and anticipates it will continue to receive, the majority of its cash from collections of accounts receivable from its distributors and OEMs. These groups have a history of timely payments; however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by international customers. At June 30, 1998, net accounts receivable decreased by $2,097 from $36,800 at December 31, 1997. The decrease was directly related to a lower sales volume in the six months ended June 30, 1998 and the successful collection of existing balances.

     Inventory levels decreased by $1,915 at June 30, 1998 from $29,155 at December 31, 1997. This decrease was due primarily to a reduction in finished good inventory, however, this decrease was offset somewhat by increases in raw materials required to support the demand for the Company's new products.

     During the six month periods ended June 30, 1998 and 1997, the Company had capital expenditures of $2,864 and $4,018, respectively. In the first six months of 1998 the Company primarily incurred costs related to the implementation of an enterprise-wide information system. During the remainder of 1998, the Company plans to continue its capital expenditures at a somewhat reduced rate, primarily in continuing the implementation of the enterprise-wide information system.

     At June 30, 1998, the Company had available a $20,000 revolving line of credit. The line requires the Company to maintain certain financial ratios. $5,000 was outstanding under the line at June 30, 1998 and $3,261 at December 31, 1997. The line expires on January 2, 2000.

     The Company's overall level of operating expense is expected to increase for the remainder of 1998 due to the development and marketing of new products for existing and new markets. Management believes that its existing cash and cash equivalents, cash generated from operations, and funds available under the bank line of credit will be sufficient to satisfy its currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products. There can be no assurances that future cash requirements to fund operations will not require the Company to seek additional capital, or that such additional capital will be available when required on terms acceptable to the Company. To date, inflation has not had a significant effect on the Company's operating results.

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

     On March 16, 1998, the Company announced that lower than anticipated product sales, coupled with accelerated competitor-driven pressure on gross profits for its flagship products, could generate operating results ranging from break even to a loss for the first quarter of 1998 on sales significantly lower than the same quarter last year. Due to the results for the first quarter, the likelihood of continued sales weakness in Asia, lower gross profit in its core business over the course of 1998, and increased marketing and selling expenses required to respond to competitive pressures, the Company also announced that it expects net income for the year will fall well below comparable 1997 results, and that sales for full-year 1998 could be lower than 1997 sales.

     HIGHLY COMPETITIVE INDUSTRY - The markets for the Company's products, both printers and supplies, is highly competitive and rapidly changing. Several new competitors have entered the market. The Company's principal competitor is Hewlett-Packard Company ("Hewlett-Packard"), which dominates the Computer Aided Design ("CAD") segment of the wide-format inkjet markets and is the Company's principal competition in the Graphic Arts ("GA") segment. In addition to direct competition in inkjet printers and related supplies, the Company's products also face competition from other technologies in the wide-format market. Such technologies include pen, electrostatic and thermal methods. The competition to sell ink, media and software products to the customer is also intense. Some of the Company's current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in the wide-format inkjet market depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on many of its products in 1998 and will likely continue to do so in the future. Price reductions, while partially offset by similar reductions in product costs, have affected gross margins and likely will continue to affect gross margins and may adversely affect the Company's financial condition and results of operations. See "Short Product Lives and Technological Change."

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

     FUTURE CAPITAL NEEDS - Although the Company has had only one unprofitable quarter (quarter ended March 31, 1998) since its public offering in December 1993, there can be no assurance that future profitability or revenue growth, if any, will continue on a quarterly or annual basis. Losses may occur on a quarterly or annual basis for a number of reasons outside the Company's control. See "Potential Fluctuation in Quarterly Performance." The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. The Company may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or, if available, not on terms acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate some or all of its planned activities.

     DEPENDENCE ON KEY PERSONNEL - The success of the Company is dependent, in part, on its ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and the inability to attract additional key employees or the loss of one or more key employees could adversely affect the Company. Although the Company does not have employment agreements with or life insurance on members of senior management, it does have severance agreements with members of this group. There can be no assurance that the Company will retain its key personnel. The Company relies heavily on industry consultants and other specialists to assist and influence decisions, keep abreast of technological and industry advances, and assist in other Company processes. A delay in product introduction is possible to the extent key consultants become unavailable.

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

     DEPENDENCE ON EXPORT SALES - For the quarters ended June 30, 1998 and 1997, sales outside the United States represented approximately 65% and 61% of the Company's net sales, respectively. Even with the recent decline in the Company's business in Asia, the Company expects export sales to continue to represent a significant portion of its sales. All of the Company's products sold in the international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company's sales and, consequently, on the Company's financial condition and results of operations.

     RELIANCE ON INDIRECT DISTRIBUTION - The Company markets and sells its products domestically and internationally primarily through specialty distributors, dealers, VARs and OEMs. The Company's sales are principally made through distributors, which may carry competing product lines. Such distributors could reduce or discontinue sales of the Company's products, which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that these independent distributors will devote the resources necessary to provide effective sales and marketing support of the Company's products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting the wide-format printer market. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels. Although the Company believes that it provides adequate allowances for bad debts which may arise from sales to these customers, and, to date, has not experienced significant amounts of bad debts, there can be no assurance that actual bad debts will not exceed recorded allowances resulting in a material adverse effect on the Company's financial condition and results of operations. To expand its distribution channels, the Company has entered into select OEM and private label arrangements that allow it to address specific market segments or geographic areas. In order to prevent inventory write-downs, to the extent that OEM and private label customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

     MANAGEMENT OF GROWTH - Although net sales for the three and six month periods ended June 30, 1998 have declined when compared to the comparable periods of 1997, the Company had previously experienced significant growth as net sales had increased to $149.0 million in 1997 compared to $107.4 million in 1996 and $65.5 million in 1995. Such growth has placed, and, if continued, will continue to place, a significant strain on the Company's management, employees, systems and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new and enhance existing operational information and financial control systems. There can be no assurance that any new personnel hired by the Company will be successfully integrated into the business or that changes to the Company's systems will be effective. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None



PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

In June 1998, Hewlett Packard served the Company with a lawsuit alleging that one of the Company's products infringes another Hewlett Packard patent. The lawsuit was filed in the U.S. District Court for the District of Idaho. The outcome of this lawsuit cannot be determined, however, management believes it is without merit, and the Company intends to vigorously defend the allegations. No amounts had been reported in the financial statements for any losses, which may result from this lawsuit.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Stockholders was held on June 9, 1998, in Del Mar, California, for the following purposes:

1. The following seven directors were elected to serve a one-year term that will expire at the Company's 1999 Annual Meeting of Stockholders:

                                         FOR           WITHHELD
                                         ---           --------
          Robert V. Adams             10,579,918        57,874
          Craig S. Andrews            10,581,118        56,674
          Ronald J. Hall              10,581,618        56,174
          Howard L. Jenkins           10,581,918        55,874
          Richard A. Plante           10,550,755        87,037
          David A. Purcell            10,581,223        56,569
          Charles E. Volpe            10,576,118        61,674

2. The stockholders ratified and approved the 1998 Stock Option Plan and the reservation of 575,000 shares for issuance thereunder. The total number of votes cast for and against were 8,581,767, and 2,004,920, respectively, and 51,105 votes were withheld.

3. The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998. The total number of votes cast for and against were 10,588,971, and 26,045, respectively, and 22,776 votes were withheld.

ITEM 5.    OTHER INFORMATION

None

(a)  Exhibits


          3.1       Certificate of Incorporation of the Company (filed as
                    Exhibit 3.1). (1)

          3.2       Bylaws of the Company (filed as Exhibit 3.2). (1)

          4.1       Rights Agreement, dated as of March 19, 1998, between the
                    Company and Harris Trust Company of California, which includes the Form of Certificate of Designation for the Series A Preferred Stock as Exhibit A, the form of Rights
                    Certificate as Exhibit B and the Summary of Rights to Purchase Shares as Exhibit C. (2)

          10.1      1998 Stock Option Plan (filed as Exhibit 99.1) (3)

          10.2      Form of Notice of Grant of Stock Option (filed as Exhibit
                    99.2). (3)

          10.3      Form of Stock Option Agreement (filed as Exhibit 99.3). (3)

          10.4      1997 Supplemental Stock Option Agreement (filed as Exhibit
                    99.4). (3)

        + 10.5      Form of Non-Statutory Stock Option Agreement (filed as
                    Exhibit 99.5). (3)

          27        Summary Financial Data

          (1)  Filed as an exhibit to Registrant's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.
          (2)  Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.
          (3)  Filed as an exhibit to the Registrant's Registration Statement on
               Form S-8 (No. 333-59779) and incorporated herein by reference.
          +    Management Compensatory Plan


(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1998

                                 ENCAD, Inc.
                                 (Registrant)



                                 /s/ Todd W. Schmidt
                                 -----------------------------------------------
                                 (Todd W. Schmidt)
                                 Vice President, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)