Form 10-Q
period 1998-09-30
ENCAD INC
filed 1998-11-13
CIK 913599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 1998

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ___ to ___

                         Commission File Number: 0-23034

                        ENCAD-REGISTERED TRADEMARK-, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   95-3672088
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

   6059 CORNERSTONE COURT WEST
           SAN DIEGO, CA                                   92121
(Address of principal executive offices)                 (Zip Code)


     Registrant's telephone number, including area code:  (619) 452-0882

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----     ----

The number of shares outstanding of the Registrant's Common Stock as of September 30, 1998, was 11,609,089.

ENCAD, INC.

INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
               September 30, 1998 and December 31, 1997. . . . . . . . . . . 1

          Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1997 . . . 2

          Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1998 and 1997 . . . . . . . . 3

          Notes to Consolidated Financial Statements . . . . . . . . . . . . 4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.. . . . . . . . . . . . . 6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK. .. . . . . . . . . . . . . . . . . . . . . . . .14


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .14

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . .14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . .15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .15

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16


PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

ENCAD, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                      September 30,  December 31,
                                                          1998           1997
                                                      ---------------------------
                                                       (Unaudited)      (Note)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                          $   1,474    $   1,265
     Accounts receivable - net                             28,228       36,800
     Inventories                                           24,701       29,155
     Deferred income taxes                                  3,725        3,118
     Prepaid expenses                                       2,038        1,780
                                                        ---------    ---------
           Total current assets                            60,166       72,118

PROPERTY - NET                                             15,795       14,825
OTHER ASSETS                                                4,806        3,352
                                                        ---------    ---------
TOTAL ASSETS                                            $  80,767    $  90,295
                                                        ---------    ---------
                                                        ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                   $   8,867    $  12,369
     Accrued expenses and other liabilities                 3,600        8,670
     Borrowings under line of credit                        4,144        3,261
                                                        ---------    ---------
           Total current liabilities                       16,611       24,300
                                                        ---------    ---------
OTHER LIABILITIES                                           1,642        1,273

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value                             12           12
     Additional paid -in capital                           18,639       17,577

     Accumulated earnings                                  43,863       47,133
                                                        ---------    ---------
           Total stockholders' equity                      62,514       64,722
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  80,767    $  90,295
                                                        ---------    ---------
                                                        ---------    ---------


Note:

The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(in thousands, except per share data)


                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                           1998           1997           1998          1997
                                                        ----------     ----------     ----------   -----------
NET SALES                                               $  24,201      $  38,509      $  82,413    $  107,745
COST OF SALES                                              18,485         20,409         53,690        56,574
                                                        ---------      ---------      ---------    ----------
GROSS PROFIT                                                5,716         18,100         28,723        51,171
                                                        ---------      ---------      ---------    ----------
MARKETING AND SELLING                                       5,983          6,874         18,524        18,088
RESEARCH AND DEVELOPMENT                                    2,701          2,487          7,977         8,052
GENERAL AND ADMINISTRATIVE                                  3,004          1,928          8,039         6,180
                                                        ---------      ---------      ---------    ----------
                                                           11,688         11,289         34,540        32,320
                                                        ---------      ---------      ---------    ----------
(LOSS) INCOME FROM OPERATIONS                              (5,972)         6,811         (5,817)       18,851
OTHER INCOME                                                    -              -            999             -
INTEREST (EXPENSE) INCOME - NET                              (112)           (39)          (326)          103
                                                        ---------      ---------      ---------    ----------
(LOSS) INCOME BEFORE INCOME TAXES                          (6,084)         6,772         (5,144)       18,954
PROVISION FOR INCOME TAXES                                 (2,166)         2,329         (1,874)        6,594
                                                        ---------      ---------      ---------    ----------
NET (LOSS) INCOME                                        $ (3,918)      $  4,443      $  (3,270)    $  12,360
                                                        ---------      ---------      ---------    ----------
                                                        ---------      ---------      ---------    ----------
(LOSS) EARNINGS PER SHARE - BASIC                        $  (0.34)      $   0.39      $   (0.28)    $    1.09
                                                        ---------      ---------      ---------    ----------
                                                        ---------      ---------      ---------    ----------
(LOSS) EARNINGS PER SHARE - DILUTED                      $  (0.34)      $   0.37      $   (0.28)    $    1.03
                                                        ---------      ---------      ---------    ----------
                                                        ---------      ---------      ---------    ----------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC                                 11,584         11,400         11,556        11,365
                                                        ---------      ---------      ---------    ----------
                                                        ---------      ---------      ---------    ----------
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING - DILUTED                    11,584         12,048         11,556        12,042
                                                        ---------      ---------      ---------    ----------
                                                        ---------      ---------      ---------    ----------


See Notes to Consolidated Financial Statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 1998           1997
                                                                           --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                         $ (3,270)      $ 12,360
     Adjustments to reconcile net income to cash provided by (used in)
       operating activities:
          Depreciation and amortization                                           3,055          2,503
          Tax benefit from exercise of stock options                                295          1,495
          Changes in assets and liabilities:
               Accounts receivable                                                8,572        (15,273)
               Inventories                                                        4,454         (6,758)
               Deferred income taxes                                             (1,172)           279
               Prepaid expenses and other assets                                 (1,147)        (1,260)
               Accounts payable                                                  (3,502)         2,230
               Accrued expenses and other liabilities                            (4,701)         1,822
                                                                               --------       --------
                  Cash provided by (used in) operating activities                 2,584         (2,602)
                                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property                                                       (4,025)        (6,141)
                                                                               --------       --------
                  Cash used in investing activities                              (4,025)        (6,141)
                                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Common Stock options and sale of stock under
       employee stock purchase plan                                                 767          1,046
     Net borrowings under line of credit                                            883          2,000
                                                                               --------       --------
                  Cash provided by financing activities                           1,650          3,046
                                                                               --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                209         (5,697)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,265          6,949
                                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  1,474       $  1,252
                                                                               --------       --------
                                                                               --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes                              $  2,082       $  3,195
                                                                               --------       --------
                                                                               --------       --------
     Cash paid during the period for interest                                  $    300       $     66
                                                                               --------       --------
                                                                               --------       --------


See Notes to Consolidated Financial Statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1) BASIS OF PRESENTATION - The accompanying consolidated financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

     The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three-month and nine-month periods ended September 30, 1998.

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

2)   INVENTORIES:
     (IN THOUSANDS)


                                             SEPTEMBER 30,    December 31,
                                                 1998             1997
                                             -------------   ------------
           Raw materials                      $  10,330        $  11,043
           Work-in-process                          154              629
           Finished goods                        14,217           17,483
                                              ---------        ---------
               Total                          $  24,701        $  29,155
                                              ---------        ---------
                                              ---------        ---------


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

The following table is a reconciliation of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 1998 and 1997: (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                 1998           1997           1998          1997
                                              ----------     ---------      ----------   -----------
Net income                                    $  (3,918)      $  4,443      $  (3,270)    $  12,360
                                              ---------       --------      ---------     ---------
Earnings per share - basic                    $   (0.34)      $   0.39      $   (0.28)    $    1.09
                                              ---------       --------      ---------     ---------
                                              ---------       --------      ---------     ---------
Basic weighted average common
     shares outstanding                          11,584         11,400         11,556        11,365
Effect of dilutive securities:
     Stock options                                    0            648              0           677
                                              ---------       --------      ---------     ---------
Diluted weighted average common and
     common equivalent shares outstanding        11,584         12,048         11,556        12,042
                                              ---------       --------      ---------     ---------
                                              ---------       --------      ---------     ---------
Earnings per share - diluted                  $   (0.34)      $   0.37      $   (0.28)    $    1.03
                                              ---------       --------      ---------     ---------
                                              ---------       --------      ---------     ---------


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

6) REVOLVING LINE OF CREDIT - At September 30, 1998, the Company had available a $20,000 revolving line of credit currently set to expire in January 2000. $4,144 was outstanding under the line of credit at September 30, 1998 and $3,261 at December 31, 1997. The line requires the Company to maintain certain financial ratios. At September 30, 1998, the Company was not in compliance with one covenant of this line of credit. As a result, the bank has the right to declare the outstanding balance due and payable, to cease to extend any further credit, and to exercise other rights and remedies specified in the credit agreement. To date, the bank has not exercised any such remedies. The Company is currently renegotiating the terms of the credit agreement with the bank, including amendments to address the non-compliance issue; however, there can be no assurance that an amendment can be negotiated on terms acceptable to the Company. During this process, the bank has permitted the Company to continue to make withdrawals from the line.

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

   During the nine months ended September 30, 1998, the Company announced that weak industry sales worldwide, coupled with accelerated competitor-driven pressure on gross profits for its flagship products, lower than expected sales of its Digital Textile Printing-TM- system, and third quarter problems associated with a supplier-provided ink and the implementation of the initial phase of the enterprise-wide information system, would cause net income and sales for the full-year 1998 to be lower than 1997 results.

   The Company also announced plans to enhance its competitive position in the marketplace and further align its cost and expense structure to be more competitive. These plans include potential actions of exiting unprofitable lines of business, increasing research and development spending in 1999 in support of the core graphic arts business, as well as a limited number of new, targeted markets, and lowering the cost structure, particularly manufacturing material, overhead and logistics costs, as well as other organizational streamlining to reduce expenses.

   While the plans are not yet complete, some of these activities will likely result in significant additional charges in the fourth quarter of 1998.

     The following table sets forth, as a percentage of net sales, certain consolidated statements of income data for the periods indicated.



CONSOLIDATED STATEMENTS OF INCOME

                                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------    -------------------------------
                                                 1998                 1997         1998                 1997
-----------------------------------------------------------------------------    -------------------------------
NET SALES                                       100.0%               100.0%       100.0%               100.0%
COST OF SALES                                    76.4%                53.0%        65.1%                52.5%
-----------------------------------------------------------------------------    -------------------------------
GROSS PROFIT                                     23.6%                47.0%        34.9%                47.5%
-----------------------------------------------------------------------------    -------------------------------
MARKETING AND SELLING                            24.7%                17.8%        22.5%                16.8%
RESEARCH AND DEVELOPMENT                         11.2%                 6.5%         9.7%                 7.5%
GENERAL AND ADMINISTRATIVE                       12.4%                 5.0%         9.8%                 5.7%
-----------------------------------------------------------------------------    -------------------------------
(LOSS) INCOME FROM OPERATIONS                   (24.7%)               17.7%        (7.1%)               17.5%
OTHER INCOME                                        -                    -          1.2%                   -
INTEREST (EXPENSE) INCOME - NET                  (0.5%)               (0.1%)       (0.4%)                0.1%
-----------------------------------------------------------------------------    -------------------------------
(LOSS) INCOME BEFORE INCOME TAXES               (25.2%)               17.6%        (6.3%)               17.6%
PROVISION FOR INCOME TAXES                       (9.0%)                6.1%        (2.3%)                6.1%
-----------------------------------------------------------------------------    -------------------------------
NET (LOSS) INCOME                               (16.2%)               11.5%        (4.0%)               11.5%
-----------------------------------------------------------------------------    -------------------------------

RESULTS OF OPERATIONS

   NET SALES - ENCAD's net sales for the three- and nine-month periods ended September 30, 1998 decreased by 37% and 24%, respectively, from the same periods in 1997. The decline in net sales related to lower sales of the Company's older products, which were not offset by increased sales of its newer products, in particular, its Digital Textile System, the impact of weak economic conditions on industry sales worldwide, lower average selling prices as the Company lowered prices and implemented incentive programs to counter aggressive pricing and similar programs offered by competitors, and the disruption to business caused by certain supplier quality problems and the implementation of the Company's enterprise-wide information system.

   During the three- and nine-month periods ended September 30, 1998, supplies sales increased 17% and 28%, respectively, over the same periods in 1997, and accounted for 40% and 35% of net sales for the three- and nine-month periods ended September 30, 1998, respectively, as compared to 21% and 20% for the same periods of 1997. Original Equipment Manufacturers ("OEM") sales for the three and nine months ended September 30, 1998 accounted for 20% and 17% of net sales, respectively, as compared to 25% and 24% for the same periods of 1997. International sales accounted for approximately 61% and 64% of the Company's net sales for the three- and nine-month periods ended September 30, 1998, respectively, compared to 57% and 58% for the same periods in 1997.

   One customer, Tekgraf, Inc., a U.S. distributor, accounted for 10% of net sales for the current quarter, but no one customer accounted for more than 10% of net sales during the nine-month period ended September 30, 1998.

--------------------------------
Digital Textile System is a trademark of ENCAD, Inc.

In 1997 no one customer accounted for more than 10% of net sales during the third quarter, but Xerox accounted for 12% of net sales during the nine-month period ended September 30, 1997.

   COST OF SALES - Cost of sales includes costs related to product shipments, including materials, labor, overhead and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales stood at 76% and 65% for the three- and nine-month periods ended September 30, 1998, respectively, as compared to 53% for both the three- and nine-month periods ended September 30, 1997. The Company experienced lower gross profit margin percentages during the three- and nine-month periods ended September 30, 1998 compared to the same periods of 1997 due to a number of factors. These factors include lower average selling prices, as the Company lowered prices and implemented incentive programs to counter aggressive pricing and similar programs offered by competitors, increased sales of supplies, which, in general, have lower gross margins than its printer products. In addition, during the current quarter, the Company incurred the following additional charges: a $1,250 writedown of Croma24-TM- inventories to estimated net realizable value and an increase in inventory reserves of $1,200 for excess and obsolete inventory. The Company's future success will depend, in part, on its ability to develop and manufacture competitive products and achieve cost reductions for its existing products.

   MARKETING AND SELLING - Marketing and selling expenses were 25% and 22%, respectively, of net sales during the three- and nine-month periods ended September 30, 1998 compared to 18% and 17% during the same periods of 1997. In absolute dollars, third quarter 1998 marketing and selling expenses decreased by 13%, when compared to the same quarter of 1997, due to an overall decrease in marketing and selling spending. For the nine months ended September 30, 1998, marketing and selling expenses increased by 2% over the same period of 1997, due to increased staffing and related expenses to support the Company's entry into the textile printing market, offset by an overall decrease in marketing and selling spending.

   RESEARCH AND DEVELOPMENT - Research and development expenses, which can vary depending upon product development cycles, were 11% and 10% of net sales during the three- and nine-month periods ended September 30, 1998, respectively, compared to 6% and 7% during the same periods of 1997, respectively. In absolute dollars, third quarter 1998 research and development expenses increased by 9% over the same period of 1997 due primarily to increased spending on prototypes related to new products currently under development and an overall increase in labor and related expenses. For the nine-month period ended September 30, 1998, research and development expenses in absolute dollars were basically flat when compared to the same period of 1997. The Company expects to continue to invest significant resources in its strategic programs and enhancements to existing products. As a result, the Company expects that research and development expenses will continue to increase in absolute dollars and as a percentage of sales as compared to prior periods.

   GENERAL AND ADMINISTRATIVE - General and administrative expenses were 12% and 10% of net sales during the three- and nine-month periods ended September 30, 1998 compared to 5% and 6% during the same periods of 1997 and increased by 56% and 30% in absolute dollars over the three- and nine-month periods ended September 30, 1997, respectively. These increases were primarily due to increases in the bad debt reserve, severance costs and legal expenses.

--------------------------------
Croma24 is a trademark of ENCAD, Inc.

   OTHER INCOME - Other income for the nine months ended September 30, 1998 included payments received under a new product development and manufacturing license agreement signed during the first quarter of 1998. Under this agreement, the Company is assisting in the development of a wide-format color inkjet product targeted for markets outside of the Company's mainstream graphics and textiles focus. The Company will receive additional reimbursements for engineering expenses during the remainder of 1998 and royalties on future product sales, if any.

   INTEREST (EXPENSE) INCOME - NET - An increase in interest expense caused net interest expense to increase to $112 and $326 during the three- and nine-month periods ended September 30, 1998, respectively, from $39 expense and $103 income during the comparable periods of 1997 due to less cash available for external investment and increased borrowings under the bank line of credit.

   PROVISION FOR INCOME TAXES - The Company's effective income tax rate was 36% for both the three- and nine-month periods ended September 30, 1998, compared to 34% and 35% during the comparable periods of 1997.

   NET (LOSS) INCOME - Net loss was 16% and 4% of net sales for the three- and nine-month periods ended September 30, 1998 as compared to net income of 12% and 11% for the same periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically funded its operations primarily through cash flow provided from operations; however, recently the Company also utilized cash provided through its line of credit. At September 30, 1998, the Company had cash and cash equivalents totaling $1,474, and working capital of $43,555. In comparison, the Company had cash and cash equivalents totaling $1,265, and working capital of $47,818 as of December 31, 1997.

   The Company has received, and anticipates it will continue to receive, the majority of its cash from collections of accounts receivable from its distributors and OEMs. These groups have a history of timely payments; however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by international customers. At September 30, 1998, net accounts receivable decreased by $8,572 from $36,800 at December 31, 1997. The decrease was primarily related to a lower sales volume in the nine months ended September 30, 1998 and the successful collection of existing balances.

   Inventory levels decreased by $4,454 at September 30, 1998 from $29,155 at December 31, 1997. This decrease was due primarily to increased inventory reserves and a $1,250 writedown of Croma24 inventories to net realizable value as a result of a substantial reduction in selling prices.

   During the nine-month periods ended September 30, 1998 and 1997, the Company made capital expenditures of $4,025 and $6,141, respectively. In the first nine months of 1998 these expenditures related primarily to the costs associated with the implementation of an enterprise-wide information system. During the remainder of 1998, the Company will continue its capital expenditures at a somewhat reduced rate, primarily in continuing the implementation of the enterprise-wide information system.

   At September 30, 1998, the Company had available a $20,000 revolving line of credit currently set to expire in January 2000. $4,144 was outstanding under the line of credit at September 30, 1998 and $3,261 at December 31, 1997. The line requires the Company to maintain certain financial ratios. At September 30, 1998, the Company was not in compliance with one covenant of this line of credit. As a result, the bank has the right to declare the outstanding balance due and payable, to cease to extend any further credit, and to exercise other rights and remedies specified in the credit agreement. To date, the bank has not exercised any such remedies. The

Company is currently renegotiating the terms of the credit agreement with the bank, including amendments to address the non-compliance issue; however, there can be no assurance that an amendment can be negotiated on terms acceptable to the Company. During this process, the bank has permitted the Company to continue to make withdrawals from the line.

   Management believes that its existing cash and cash equivalents, cash generated from operations, funds available under the bank line of credit, or potential funds available through a sale-leaseback of or borrowings against the Company's headquarter facility will be sufficient to satisfy its currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products. There can be no assurances that future cash requirements to fund operations will not require the Company to seek additional capital, or that such additional capital will be available when required on terms acceptable to the Company. To date, inflation has not had a significant effect on the Company's operating results.

   YEAR 2000 COMPLIANCE The Company utilizes computer technologies throughout its business to conduct its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities systems and equipment. The Company must determine whether its products and systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. To do so, the Company is using a multi-phased concurrent approach. Specific project phases include: awareness, assessment, remediation, validation and implementation. The Company has completed the awareness phase of this project. Furthermore, the Company has nearly completed the assessment phase and is well into the remediation phase.

   All of the Company's current products are year 2000 compliant. The Company's recent enterprise-wide information system implementation, the initial phase of which is substantially complete, should mitigate most internal problems as the system vendors have represented that these systems are year 2000 compliant. The Company is actively correcting and replacing those other systems which are not year 2000 ready. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to June 30, 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company.

   Due to the recent implementation of the enterprise-wide information system, the Company estimates that the additional aggregate costs of its year 2000 project will not be material. A portion of these costs, primarily those not related to the implementation of the enterprise-wide information system, is not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. The anticipated impact and costs of the project, as well as the date, on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

   The Company is in the process of communicating with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and to the extent possible, plans to test critical system interfaces, as the year 2000 approaches.

The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

RISKS AND UNCERTAINTIES

   POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE - The Company's quarterly operating results can fluctuate significantly depending on factors such as the timing of product announcements and subsequent introductions of products by the Company and its competitors, availability and cost of components, timing of shipments of the Company's products, mix of product families shipped, market acceptance of new products, seasonality, currency fluctuations, changes in prices by the Company and its competitors, and price protection for selling price reductions offered to distributors and OEMs. In addition, the timing of expenditures for staffing and related support costs, advertising, trade show attendance, promotion, research and development expenditures, and, of course, changes in general economic conditions can impact quarterly performance. Any one of these factors could have a material adverse effect on the Company's results of operations. The Company may experience significant quarterly fluctuations in net sales as well as operating expenses with respect to future new product introductions. In addition, the Company's component purchases, production and spending levels are based upon forecast demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's financial condition and results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. The Company's failure to complete shipments during a quarter could have a material adverse effect on the Company's results of operations. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company can maintain the levels of sales and profitability experienced over the past several years on a quarterly or annual basis.

     HIGHLY COMPETITIVE INDUSTRY - The markets for the Company's products, both printers and supplies, is highly competitive and rapidly changing. Several new competitors have entered the market. The Company's principal competitor is Hewlett-Packard Company ("Hewlett-Packard"), which dominates the Computer Aided Design ("CAD") segment of the wide-format inkjet markets and is the Company's principal competition in the Graphic Arts ("GA") segment. In addition to direct competition in inkjet printers and related supplies, the Company's products also face competition from other technologies in the wide-format market. Such technologies include pen, electrostatic and thermal methods. The competition to sell ink, media and software products to the customer is also intense. Some of the Company's current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in the wide-format inkjet market depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. The Company may not be able to continue to provide competitively-priced products. The Company has reduced prices on many of its products in 1998 and will likely continue to do so in the future. Price reductions, while partially offset by similar reductions in product costs, have affected gross margins and likely will continue to affect gross margins and may adversely affect the Company's financial condition and results of operations. See "Short Product Lives and Technological Change."

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

   DEVELOPING WIDE-FORMAT INKJET AND SUPPLIES MARKETS AND APPLICATIONS - While the markets for wide-format, color inkjet printers and related supplies are relatively new and are still developing, there has been growing market acceptance for inkjet printers and related supplies. Markets and applications for wide-format printers and related supplies may not continue to grow. Other competitive technologies are constantly evolving and improving. Products based on these other technologies may have a material adverse effect on the demand for the Company's products.

   FUTURE CAPITAL NEEDS - Future profitability or sales growth, if any, may be difficult to achieve and, if achieved, may be difficult to continue on a quarterly or annual basis. Losses may occur on a quarterly or annual basis for a number of reasons outside the Company's control. See "Potential Fluctuation in Quarterly Performance." The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. The Company may seek such additional funding through public and private financing, including debt or equity financing. Future cash requirements to fund operations may require the Company to seek additional capital. Such additional capital may not be available when required on terms acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate some or all of its planned activities.

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

   COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES - While most components are available locally from multiple vendors, certain components used in the Company's products are only available from single sources. Although the Company generally buys components under purchase orders and does not have long-term agreements with its suppliers, it expects that its suppliers will be able to continue to satisfy its requirements. The Company has developed strategic relationships with single suppliers of several of its components. Although alternate suppliers are readily available for many of these components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to the Company's operations. In addition, if a supplier is unable to meet the Company's needs or supplies parts which the Company finds unacceptable, the Company may not be able to meet production demands. Certain key components of the Company's products are supplied indirectly by its principal competitor, Hewlett-Packard. The Company believes that Hewlett-Packard supplies these components to many other customers. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company's business.

   POSSIBILITY OF CHALLENGE TO COMPANY'S PRODUCTS OR INTELLECTUAL PROPERTY RIGHTS - From time to time, certain competitors, including Hewlett-Packard, have asserted patent rights relevant to the Company's business. The Company expects that this will continue. The Company carefully evaluates each assertion relating to its products. If the Company is not successful in establishing that asserted rights have not been violated, the Company could be prohibited from marketing the products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe upon the intellectual property rights of others, the Company could be enjoined from further infringement and be liable for any damages. The Company relies on a combination of trade secret, copyright, trademark and patent protection and non-disclosure agreements to protect its proprietary rights. Measures adopted by the Company for the protection of its intellectual property may not be adequate to protect its interests. In addition, the Company's competitors may independently develop technologies that are substantially equivalent or superior to the Company's technologies.

   DEPENDENCE ON EXPORT SALES - For the quarters ended September 30, 1998 and 1997, sales outside the United States represented approximately 61% and 57% of the Company's net sales, respectively. Even with the recent decline in the Company's business in Asia, the Company expects export sales to continue to represent a significant portion of its sales. All of the Company's products sold in the international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to pursue its international business, these factors may have an adverse effect on the Company's sales and, consequently, on the Company's business.

   RELIANCE ON INDIRECT DISTRIBUTION - The Company markets and sells its products domestically and internationally primarily through specialty distributors, dealers, VARs and OEMs. The Company's sales are principally made through distributors, which may carry competing product lines. Such distributors could reduce or discontinue sales of the Company's products, which could have a material adverse effect on the Company's business. There can be no assurance that these independent distributors will devote the resources necessary to provide effective sales and marketing support of the Company's products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting the wide-format printer market. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels. Although the Company believes that it provides adequate allowances for bad debts which may arise from sales to these customers, and, to date, has not experienced significant amounts of bad debts, there can be no assurance that actual bad debts will not exceed recorded allowances resulting in a material adverse effect on the Company's business. To expand its distribution channels, the Company has entered into select OEM and private label arrangements that
allow it to address specific market segments or geographic areas.   In order to
prevent inventory write-downs, to the extent that OEM and private label customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

   MANAGEMENT OF GROWTH - Although net sales for the three- and nine-month periods ended September 30, 1998 have declined when compared to the comparable periods of 1997, the Company had previously experienced significant growth as net sales had increased to $149.0 million in 1997 compared to $107.4 million in 1996 and $65.5 million in 1995. Such growth placed, and, if continued, will continue to place, a significant strain on the Company's management, employees, systems and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group, attract, hire and retain skilled employees, and implement new and enhance existing operational information and financial control systems. In so doing, the Company may encounter difficulties successfully integrating new personnel into the organization, and changes to the Company's information and financial control systems may not be effective. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business.

   VOLATILITY OF STOCK PRICE - The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in December 1993. The Company believes that factors such as general stock market trends, announcements of developments related to the Company's business, fluctuations in the Company's operating results, general conditions in the computer peripheral market and the markets served by the Company or in the worldwide economy, a shortfall in net sales or earnings from securities analysts' expectations, announcements of technological innovations or new inkjet products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause a further significant fluctuation in the price of the Company's Common Stock. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The market price of the Company's Common Stock may continue to experience significant fluctuations that are unrelated to the Company's operating performance.

   ENTERPRISE-WIDE INFORMATION SYSTEM - The Company has substantially completed the initial phase of replacing its management information system with a comprehensive enterprise-wide information system and will devote significant resources to system and process design and system testing for the remainder of 1998. The Company expects that this system will allow it to realize significant operational efficiencies and facilitate future growth. The Company's operations could be disrupted, however, if the final transition to the new system as functionally designed is not effected smoothly or if the system does not perform as expected.

   YEAR 2000 COMPLIANCE The Company utilizes computer technologies throughout its business to conduct its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities systems and equipment. The Company must determine whether its products and systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. To do so, the Company is using a multi-phased concurrent approach. Specific project phases include: awareness, assessment, remediation, validation and implementation. The Company has completed the awareness phase of this project. Furthermore, the Company has nearly completed the assessment phase and is well into the remediation phase.

   All of the Company's current products are year 2000 compliant. The Company's recent enterprise-wide information system implementation, the initial phase of which is substantially complete, should mitigate most internal problems as the system vendors have represented that these systems are year 2000 compliant. The Company is actively correcting and replacing those other systems which are not year 2000 ready. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to June 30, 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company.

   Due to the recent implementation of the enterprise-wide information system, the Company estimates that the additional aggregate costs of its year 2000 project will not be material. A portion of these costs, primarily those not related to the implementation of the enterprise-wide information system, is not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. The anticipated impact and costs of the project, as well as the date, on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

   The Company is in the process of communicating with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and to the extent possible, plans to test critical system interfaces, as the year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

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

   ENCAD's Certificate of Incorporation requires that any action required or permitted to be taken by the stockholders of ENCAD must be effected at a duly called annual meeting or special meeting of stockholders and may not be effected by any consent in writing. In addition, special meetings of stockholders of ENCAD may only be called by the Board of Directors, the Chairman of the Board or the President of ENCAD or by any person or persons holding shares representing at least 10% of the outstanding Common Stock. The Stockholder Rights Plan and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of ENCAD, including transactions in which the stockholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. In addition, the Board of Directors has the authority to fix the rights and preferences of and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of ENCAD without action by the stockholders.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   None

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

   In September 1998 a class-action lawsuit was filed in the Chancery
Court of Delaware against ENCAD and the members of its Board of Directors. The plaintiffs allege that the Stockholder Rights Plan adopted by the Board of Directors in March 1998 is unlawful and seek to have it rescinded. In addition, the plaintiffs seek a permanent injunction prohibiting the Company from exercising the Plan. The Complaint also seeks damages. The Company is of the opinion that this action has no merit, and intends to vigorously defend the allegations. No amounts have been reported in the financial statements for any losses which may result from this lawsuit.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    At September 30, 1998, the Company had available a $20,000 revolving line of credit currently set to expire in January 2000. $4,144 was outstanding under the line of credit at September 30, 1998 and $3,261 at December 31, 1997. The line requires the Company to maintain certain financial ratios.
At September 30, 1998, the Company was not in compliance with one covenant of this line of credit. As a result, the bank has the right to declare the outstanding balance due and payable, to cease to extend any further credit, and to exercise other rights and remedies specified in the credit agreement. To date, the bank has not exercised any such remedies. The Company is currently renegotiating the terms of the credit agreement with the bank, including amendments to address the non-compliance issue; however, there can be no assurance that an amendment can be negotiated on terms acceptable to the Company. During this process, the bank has permitted the Company to continue to make withdrawals from the line.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.   OTHER INFORMATION

    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

     3.1  Certificate of Incorporation of the Company (filed as Exhibit 3.1). (1)

     3.2  Bylaws of the Company (filed as Exhibit 3.2). (1)

     3.3  Certificate of Designation for Series A Junior Participating Preferred
          Stock (filed as Exhibit 3.1). (2)

     27   Summary Financial Data


     (1) Filed as an exhibit to Registrant's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.

     (2) Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.



(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1998

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