Form 10-K
period 1998-12-31
ENCAD INC
filed 1999-03-30
CIK 913599

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----
      ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                       OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                         COMMISSION FILE NUMBER 0-23034
                                   ENCAD, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          95-3672088
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      6059 CORNERSTONE COURT WEST
             SAN DIEGO, CA
(Address of principal executive office)                             92121
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
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X           No
                                               ------            ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ___

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by Nasdaq for the Company's Common Stock on February 28, 1999: $41,559,570.*

Indicate the number of shares outstanding of the registrant's Common Stock as of the latest practicable date:

                                                            Outstanding at
               Class                                       February  28, 1999
               -----                                       ------------------
     Common Stock, $.001 par value                             11,636,254



                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference into Part III of this Report.

Certain Exhibits filed with the Registrant's prior registration statements and Forms 10-K and 10-Q are incorporated herein by reference into Part IV of this Report.

_____________________
* Excludes 2,650,401 shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 28, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                   ENCAD, INC
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                              PAGE NO.
PART I
       ITEM 1:      BUSINESS......................................................1
       ITEM 2:      PROPERTIES...................................................13
       ITEM 3:      LEGAL PROCEEDINGS............................................13
       ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........14

PART II
       ITEM 5:      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED SHAREHOLDER MATTERS..................................14
       ITEM 6:      SELECTED FINANCIAL DATA......................................15
       ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS................16
       ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK..................................................20
       ITEM 8:      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................20
       ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE..........................20

PART III
       ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..............20
       ITEM 11:     EXECUTIVE COMPENSATION.......................................20
       ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT...............................................21
       ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............21

PART IV
       ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K..................................................21

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................................F-1

                                    PART I

ITEM 1:  BUSINESS

THE DISCUSSION OF OUR BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN PROJECTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS OUR CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS ANNUAL REPORT.

GENERAL

     We design, develop, manufacture and market wide-format (up to 60"), color inkjet printer systems designed to increase productivity in computer applications requiring quality printed output. Our current printer product line consists of the CADJET-Registered Trademark-, Croma24-TM-, NovaJet-Registered Trademark-, NovaJet PROe, NovaJet PRO600e, and 1500 TX-TM-(1). Typical uses for these printers and their related accessories and supplies are in:

     - graphic arts, such as sign-making, digital photo imaging, three-dimensional renderings and presentation graphics;
     - computer-aided design, also known as CAD, used by architects, engineers and construction designers;
     - geographic information systems, also known as GIS, such as surveying and mapping; and
     - textiles, such as sampling, personalization and short run manufacturing.

     To support our wide-format inkjet printers, we offer a variety of accessories and supplies, including specialty ink and media. The market for wide-format, color inkjet printers, supplies and accessories is relatively new and is still developing as a result of technological advancements in performance and quality and continuing improvements in price/performance ratios. We believe these advancements will make quality wide-format inkjet output more affordable, allowing our products to be more widely used in our existing markets, as well as addressing potential new market applications, such as, photography, fine art and medical imaging.

     Our business is organized into two segments - the Digital Imaging Solutions business unit, which includes graphic arts, CAD, GIS and the Textile business unit. Due to the similarity of production processes, distribution methods, customers, and products, we have aggregated these two segments into one for financial reporting purposes.

Market

     The market for wide-format, color inkjet printers emerged early this decade as a result of the rapid growth in the use of high-powered personal computers by a wide variety of technical professionals. More recently, graphic arts professionals have begun to take advantage of the improved performance and cost features associated with wide-format inkjet printers as a result of expanded use of sophisticated graphics interface software programs. The market for wide-format, color inkjet printers, accessories, and supplies, such as inks, ink cartridges and print media, currently consists of four primary categories: graphic arts, CAD, GIS and textiles.

     Users in the graphic arts category include graphic artists, print shops, photo-labs, sign shops and service bureaus. Applications in the graphic arts category include backlit and other signs, point-of-sale advertising, posters, pre-press proofing (proofs or other quick output to demonstrate concepts for advertising or graphics layouts) and digital photo imaging. We are a leader in this category. Our product lines are particularly well-suited to the graphic arts category since they are capable of producing a full range of outputs, from single line monochrome to full color, photorealistic images. Graphic arts users require output in three distinct areas of the graphic arts and design process, all of which require performance balanced by low-cost, quickly-produced output. In the pre-press area, graphic arts users require proofs or other quick output to demonstrate concepts for advertising or graphics layouts. Pre-press

(1) NovaJet and CADJET are registered trademarks of ENCAD.

output involves any output where form, shape or color is emphasized. In the quick print area, graphic arts users include print shops, service bureaus and corporate graphic arts departments that produce signs or posters. Quick print output includes backlit and wall-mount signs and point-of-sale displays. In the digital photo category, digitized photo output is used when photographic images are manipulated. Users include photo labs, service bureaus and corporate graphic arts departments that produce high resolution digitized photographs.

     The CAD category includes architectural, engineering and construction design users. This is a diverse group that utilizes technical graphics applications to automate the design process and includes architects, mechanical engineers, electrical engineers and users involved in many aspects of building design and construction. Historically, output for the CAD category consisted mostly of two-dimensional monochrome line drawings. With the introduction of wide-format inkjet printers, CAD users are now able to create full-color and three-dimensional output. CAD and other design users often require spot color and speed in their output and look for productivity enhancement in producing the output. The NovaJet product line offers a full range of color outputs and our CADJET product line offers a CAD user spot color in addition to excellent line quality.

     GIS users are a more specialized group that utilizes technical graphics applications similar to those used in the CAD category, primarily for mapping. GIS users include civil engineers, mining engineers and geologists working for government agencies, utilities and natural resource companies. GIS involves a distinct use of CAD databases to manage, analyze and present data in a three-dimensional "mapping" format. Generally, these users require more color than CAD users since their output involves the use of color fills and varied fonts for richer presentations. This category, although smaller than the other markets we serve, represents opportunities for our product lines since these applications require, in some instances, both three-dimensional renderings and color fills to differentiate acreage, objects and topographical features.

     We entered the textile market in the sampling segment of the market in 1998 with the introduction of the 1500 TX Digital Textile System-TM-. With this product designers are able to print their designs directly to fabric, make quick changes and have the fabric cut and sewn into a sample immediately. This provides the benefit of significant time and cost savings, as well as in-house control of proprietary designs. We moved toward the short run production market in early 1999 with the addition of jointly developed specialty inks and fabric treatments combined with our 1500 TX Digital Textile System. The fabric treatments simplify the post-processing required after printing and make the inks washable.

     We believe that there are several factors which will drive potential market
demand for digital textile printing.   They include a shift from volume
purchasing of fabrics for the lowest possible cost to timely purchasing. The desire to reduce inventory, risk and response time from design to delivery will result in shorter runs with rapid turnaround, which should favor digital textile printing. In addition, digital textile printing is expected to benefit from a trend among designers and retailers toward customizing their output to the image and programs of their individual customers.

PRINTING TECHNOLOGIES

     There are a number of printing technologies, including thermal inkjet, electrostatic, thermal, and piezo inkjet, that allow users to produce wide-format output. Each of these technologies has specific qualities that can be critical to any given application, including resolution, speed, accuracy, color fill capability, the ability to render a three-dimensional image free of banding or striping, reliability and cost.

     A combination of characteristics has made thermal inkjet the fastest growing technology in the wide-format printer market over the past decade.
These characteristics include relatively low cost, high speed and the ability to print high-quality color images. Inkjet printers form images, lines and other characters by placing very small dots of heated ink as the print head moves horizontally, called a raster scan, while the media is scrolled vertically. Because inkjet print heads move above the paper and never actually make contact with the paper, there is less mechanical wear and tear than experienced by displaced technologies such as pen plotters. Inkjet printers can print on a wide variety of media.

     Electrostatic printers operate by creating a dot pattern of electric charges on special paper or other media. The colors are attracted to the media as it passes across the color fountains. Although this technology offers certain advantages to users requiring enhanced color, color fills and high-speed characteristics, it is generally more expensive than inkjet printers. Electrostatic printers are considered production machines and typically used for larger runs. The current market for this technology is small in size.

     Thermal transfer machines use wax- or resin-coated ribbons instead of inks and generally require special media to take advantage of the thermal print head. Thermal printers cost considerably more than inkjet printers.

     Piezo inkjet technology forces small droplets of ink on to the media through the use of a crystal that contracts the walls of the ink-holding chamber when electricity is applied. This technology is becoming more important and there is likely to be substantial growth in this sector as the technology matures. The reasons are, potentially faster printer performance and easier compatibility with pigmented inks.

     Other technologies that can be adapted to wide-format use include light emitting diode, photographic output, electrophotographic output and dot matrix printers. Each of these other technologies has disadvantages for the markets we serve, including relatively poor resolution or high costs when compared to inkjet technology.

OUR PRODUCTS

     We have designed a variety of wide-format hard copy peripherals, including color inkjet printers and pen plotters. We currently sell the second generation of the CADJET product line, the first of which was introduced in November 1994, three series of the NovaJet product line, including the NovaJet family, first introduced in October 1991, NovaJet PROe Series, and NovaJet PRO600e Series, the Croma24, and the Digital Textile System. During 1998, we discontinued selling the NovaCut product line. All of our products support at least one, and typically several, emulation graphics languages and interfaces, including the industry standard, HP-GL-Registered Trademark-, HP-GL/2-Registered Trademark-, and HP-RTL-Registered Trademark-, to provide compatibility and utility for the end user.(1) In addition, our products allow users to print in a variety of sizes from standard small-format to wide-format. Our automatic media sensing feature also permits the accommodation of some special sizes. Our products have an easy-to-operate keyboard and display, with drop-down menus to set printer parameters and stored pre-set configurations.

     CADJET 2

     CADJET 2, first shipped in October 1995, is targeted at sophisticated low-end pen plotter and thermal printer users, primarily in the CAD and GIS markets. CADJET 2, which can produce drawings ranging in size from A (8-1/2" by 11") to E (36" by 48"), offers performance benefits over existing pen plotter technology and costs less than comparable thermal printers. The CADJET 2 has two inkjet print heads. A black cartridge produces fast monochrome drawings and at 600 dots per inch, also known as dpi, can be used to produce higher quality images. A three chamber cyan-magenta-yellow cartridge can be used to produce color lines and/or spot color fills. Output can be generated on roll or cut-sheet media.

     NOVAJET FAMILY

     NovaJet 4 is targeted at sophisticated mid-range and high-end pen plotter and thermal printer users, as well as electrostatic printer users. The NovaJet 4 was first shipped in February 1996. NovaJet 4, which can produce drawings ranging in size from A (8-1/2" by 11") to E (36" by 48"), offers performance benefits over existing pen plotter technology, costs less than comparable thermal and electrostatic printers and is up to 25 times faster than existing pen plotters. NovaJet 4 uses four of our customized inkjet heads and snap-in refillable cartridges, one filled with black ink and the remaining three filled with color inks, and is capable of printing in either monochrome or color. It offers 256 color selections. NovaJet 4 uses standard paper, vellums and transparencies, as well as specialized media and can generate output on roll or cut-sheet media.

(1) HP-GL, HP-GL/2 and HP-RTL are registered trademarks of Hewlett-Packard Company ("Hewlett-Packard").

     The NovaJet PRO series, which includes the NovaJet PRO (36" width) and the NovaJet PRO 50 (50" width), is targeted at sophisticated mid-range and high-end printer users, as well as electrostatic printer users in the graphic arts market. NovaJet PRO was first shipped in November 1995 and the NovaJet PRO 50 was first shipped in March 1996. The NovaJet PRO Series has been designed specifically for the professional graphic artist and other short run production oriented professional users. The NovaJet PRO series was the first wide-format color inkjet printer to include a manufacturer-designed and integrated continuous flow ink supply. The NovaJet PRO series products use four inkjet print heads, one for black ink and the remaining three for colored inks, and are capable of printing in either monochrome or color. They offer a full gamut of color, up to 16 million colors, and use standard paper, vellums and transparencies, as well as specialized inkjet media.

     NOVAJET PROE SERIES

     The NovaJet PROe Series, first shipped in May 1997, is available in both 42" width and 60" width models. These models, at 300 dpi, feature a 500 ml continuous flow ink system with dual plumbing for two ink sets, automatic feed/take-up system and a built-in dryer. The NovaJet PROe Series is designed specifically for print-for-pay users that require a high quality faster, more productive and even wider media solution to their growing needs. It is targeted to high-volume producers of large photorealistic prints, murals, point-of-sale displays and imposition proofs for direct-to-plate applications.

     NOVAJET PRO 600E SERIES

     The NovaJet PRO 600e Series, first shipped in May 1998, is available in both 42" and 60" models. These models include all of the features found on the NovaJet PROe Series, plus the ability to switch between 300 dpi and 600 dpi resolution. The NovaJet PRO 600e Series are our fastest printers. They are designed specifically for users who specialize in photo enlargements, signmaking and reproduction enlargements, and need the higher 600 dpi print resolution and overall productivity these models provide.

     CROMA24

The Croma24, first shipped in June 1997, is the industry's first cost-effective, color inkjet printer which produces 24" photo-realistic images. More than doubling traditional 11" x 17" print widths, the Croma24 surpasses the width limitations of current desktop printers and provides new alternatives for the creative professional or first-time wide-format user. It is targeted to CAD users, creative professionals, small service bureaus, photographers, sign shops and small office/home office users. The Croma24 has Macintosh, PC and PostScript interfaces and advanced software drivers to enable the user to control color calibration, ink counting, paper selection, automatic cutting and dry time functions from the desktop. As with our other printer models, a full range of scientifically matched supplies is available. Because Croma24 sales have not met our expectations, we wrote off all non-inventory assets associated with this product line and fully reserved all remaining inventory in 1998. We are assessing alternative cost effective selling methods and pricing for the product line.

     1500 TX DIGITAL TEXTILE SYSTEM

     The 1500 TX Digital Textile System, consisting of the 1500 TX-TM- Printer, TXPrint-TM- color-management and image-processing software, TX Inks and specially treated ENCAD Textiles, first shipped in March 1998. The system is targeted to textile designers who require a faster, more productive and more secure solution to their design and sampling needs. The digital textile printing market is growing at a rapid rate, as digital imaging technology offers customers compelling alternatives to traditional textile design and production methods. Initially, we have targeted the sampling, personalization, and small production run areas of the market.

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

     The Company recently introduced a new line of high performance, production quality, ink and fabric treatments that simplify the post-processing required after printing and makes inks colorfast. Designers are thus able to print designs directly on a variety of fabrics immediately upon completion of the initial design concept.

     ENCAD QUALITY IMAGING SUPPLIES-TM-

     Our line of supplies, launched in 1995, provides a comprehensive output system for our printer owners. Because they are designed to ensure the highest quality output possible from our printers, these supplies are branded ENCAD Quality Imaging Supplies. Sales of supplies accounted for 36%, 22% and 14% of net sales in 1998, 1997 and 1996, respectively.

     The ENCAD Quality Imaging Supplies product line consists of both outdoor and indoor solutions. The outdoor line of products includes fade-resistant pigmented inks and a broad line of water-resistant and durable banner and sign materials. Because outdoor solutions are new to the inkjet printing market, we provide a guarantee for most of our outdoor products. The outdoor line of products allows us to better compete in the sign-making market and also provides new applications for traditional printer owners.

     The indoor line of products includes specially formulated dye-based inks optimized for our printers and our custom ink cartridges. In order to fulfill the broad needs of our marketplace, we provide two ink options - Graphic Arts Ink, for colors beyond the traditional color palette, and Graphic Standard Ink, for colors that mirror press-quality output. While the former tends to be used for posters and photo-realistic images, the latter is more appropriate for color proofing.

     Our broad range of Quality Imaging Supplies media feature a proprietary inkjet coating that is optimized for use with our inks. The coatings control ink absorption for images that are vibrantly colorful and high in print quality.
The media line consists of numerous media options, from photo-based papers to adhesive-backed vinyl, two types of canvas and three types of film. All Quality Imaging Supplies media are made with a recyclable, water-based coating.

     ACCESSORIES

     The ENCAD print utility and Windows drivers provide the user with the power to control color output by providing several screening options and print quality modes, user-selectable color device tables, gamma correction and the ability to set ink drying times. The ENCAD FastPort 3400X Micro Print Server allows a printer or plotter to be available to users of multiple network protocols simultaneously. In order to minimize the need for costly on-board printer memory and increase print speed, we provide software to run on the host computer which converts the vector output (HP-GL, HP-GL/2) of third party application programs into raster data.

     We introduced our first hardware raster image processor, also known as RIP, the ENCAD Fiery-Registered Trademark- LX-W Color Server, in 1998. The Fiery LX-W, manufactured by Electronics For Imaging, Inc., is a productivity-oriented, plug and play, network-ready, wide-format RIP, ideal for corporate designers, production facilities and print-for-pay businesses.

     THIRD PARTY INTERFACES

     Third-party PostScript-Registered Trademark- hardware and software developers have created products that interface with our NovaJet product line. These products allow the various NovaJet products to output near photo-realistic color images in its enhanced mode. In addition, numerous software packages, such as AutoCAD-Registered Trademark-, Adobe Photoshop-Registered Trademark-, VersaCAD-Registered Trademark-, Adobe Print Shop-Registered Trademark-, Adobe Illustrator-Registered Trademark-, Quark XPress-Registered Trademark- and ARC/INFO-Registered Trademark-, are used with our products in Macintosh-Registered Trademark-, DOS-Registered Trademark- and Windows-Registered Trademark- platforms.(1)

(1) Windows is a registered trademark of the Microsoft Corporation. Macintosh is a registered trademark of Apple Computer, Inc. Illustrator, Print Shop, PostScript and Photoshop are registered trademarks of Adobe Systems, Inc. AutoCAD and VersaCAD are registered trademarks of AutoDesk. Other product names are trademarks or registered trademarks of their manufacturers.

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

     Since our founding in 1981, we have been an industry leader in delivering innovation to the wide-format printing marketplace. We have focused our research and development efforts on printers based on thermal inkjet printing technology. Inkjet printers have been the fastest growing segment of the wide-format printing market due to the ability to form high quality color images at relatively low cost and high performance. We pioneered wide-format inkjet photo realistic printing, extended ink delivery systems and light fast inks for
outdoor signage.   In 1998, we extended our leadership position with the
introduction of the 1500 TX Digital Textile Printing System and the NovaJet Pro600e 42" and 60", 600 dpi printers.

     We believe timely development and introduction of new products which satisfy customer requirements are critical to our success. We strive to anticipate and respond to user demands in selected wide-format printing markets and to provide solutions with distinct competitive advantages for those customers. We focus our research and development efforts on solutions emphasizing superior performance, outstanding image quality, simplicity of design, system productivity and low total cost of ownership for the end user. We develop wide format inkjet printers, inks, media, RIPs, and software.

     We maintain a research and development staff with expertise in design of mechanical systems, electronics, control systems, firmware, software, chemistry, physics, fluid dynamics and color science. We have developed a significant patent portfolio in inkjet printing. We have also been able to consistently deliver innovative new products to the market place while spending less on product development than some of our key competitors.

     We augment our development staff through strategic partnerships with industry leaders for the development of components and subsystems. In some cases, we elect to outsource the development of complete products to these partners. Additionally, we employ industry consultants and contract engineering firms when specific expertise or additional resources are required.

     Research and development expenses were $10,894,000, $10,544,000 and $8,794,000 in 1998, 1997 and 1996, respectively, which represent approximately 10%, 7% and 8% of net sales in those respective periods.

MANUFACTURING AND SUPPLIERS

     Our printer manufacturing operations consist of subassembly, final assembly and testing, quality assurance, packaging and shipping. We contract with various outside vendors for printed circuit board fabrication and assembly and for fabrication of metal and plastic parts. We then perform the final assembly of our printer products in our San Diego facility. Most materials for printer manufacturing operations are available locally in Southern California from multiple vendors, and the majority are produced in the United States.

     For our supplies business, we partner with large multi-national companies for the acquisition of inks and media. Inks are acquired from three sources and the various forms of media from multiple sources. Assembly of refill and accessory ink kits are outsourced prior to distribution.

     Certain components used in our products are available only from single sources. Although we primarily buy components under purchase orders and do not have long-term agreements with most of our suppliers, we anticipate that our suppliers will be able to continue to satisfy our requirements. Although alternative suppliers are readily available for most of these components, for some components the process of qualifying replacement suppliers, replacing existing tooling, or ordering and receiving replacement components could take up to six additional months. Any difficulty in receiving components on time could have a material adverse effect on our financial condition and results of operations.

     Any significant increase in component prices or decrease in component availability could also have a material adverse effect on our financial condition and results of operations. Certain key components of our products are supplied indirectly by our principal competitor, Hewlett-Packard Company, and the inkjet cartridge, used in some of our older generation products, are purchased from Hewlett-Packard resellers.
We believe that Hewlett-Packard supplies these components to many other companies.

     Because we place strong emphasis on product quality and customer satisfaction, we design our quality into products, components and the manufacturing processes. As a result, we have developed quality control programs with our suppliers in our product development and manufacturing operations. Suppliers are encouraged to participate in new product designs. Many of our suppliers' manufacturing capabilities are statistically evaluated to allow for certification and direct shipment to the production floor. We use a "Just-in-Time" program for delivery of some raw materials and subassemblies to manufacturing to minimize these types of inventories. We also use a material requirements planning system that is intended to aid in making "Just-in-Time" decisions. We maintain raw materials which include printer parts for manufacturing and service, ink and media.

MARKETING, SALES AND DISTRIBUTION

     We market and sell our products throughout the world primarily through specialty distributors, value-added resellers, also known as VARs, dealers and Original Equipment Manufacturers, also known as OEMs.

     DISTRIBUTORS, VARS AND DEALERS

     Our approximately 500 domestic dealers are a critical channel to deliver product to the end user. As a result, neither we nor our three domestic distributors sell a material amount of products directly to end users. In addition to our sales and marketing headquarters located in San Diego, California, we have field salespersons residing in Illinois, Texas, New York and California. These salespersons work closely with our regional distributors and dealers.

     Internationally, we generally utilize one major distributor in each market. Our approximately 90 international distributors sell to dealers, specialized systems integrators and VARs. Our international distributor network provides us with a presence in Canada, Mexico, Europe, the Pacific Rim, the Middle East, Central and South America, South Africa, China and India. We maintain Pacific Rim sales offices in Hong Kong, China and Australia. We also have subsidiaries located in France, Germany and England to which we pay commissions for sales to customers that they identify. Their revenues, operating profits and identifiable assets are not material. Our dependence on international sales subjects us to the risks associated with conducting business internationally, including currency fluctuations, to the extent they affect local office expenses and product pricing in local markets, general international market conditions, export and import controls, and other governmental regulations.

     All export sales accounted for the percentages of net sales as follows:

                                                    1998       1997       1996
                                                 -------    -------    -------
      Europe, Middle East, Africa                     39%        32%        30%
      Americas, excluding United States                9          8          6
      Asia Pacific                                    15         19         22
                                                 -------    -------    -------
      Total                                           63%        59%        58%

     Our agreements with our worldwide distributors generally grant each distributor the non-exclusive right to distribute our products in its market. Our international distribution agreement generally provides for payment net 45 days after shipment, by irrevocable letter of credit or by prepayment by wire transfer for international distributors. In the case of domestic distributors, payment generally is net 30 days upon credit approval, unless otherwise agreed to by us. Any outstanding amounts remain owing subsequent to termination of the agreement. We provide price protection to some of our distributors so that if we reduce the price of our products, a distributor is entitled to a credit for the difference between the reduced price and the price it previously paid for products purchased within the preceding 60 days, and which remain in inventory at the time of the price reduction. As a result, price reductions of our products could have a material adverse effect on results of operations, depending on distributor inventory levels at the time of such price reductions.

     We support the marketing and sales efforts of our worldwide distributors and dealers through participation at worldwide computer industry trade shows as well as specialized trade shows targeted at specific applications for our products. We believe that we maintain good relationships with our worldwide distributors and dealers. Domestically, we have developed an authorized dealer network through an active dealer-support campaign consisting of advertising, lead referrals, product literature, promotional pricing, training and telephone
support.   Internationally, we assist our distributors in the larger markets through active advertising and trade show participation. We offer our distributors a cooperative advertising program that partially reimburses them for expenses spent in advertising and promoting our products. Such reimbursements are determined based upon the distributor's sales levels.

     In 1998 and in 1997, no one customer accounted for more than 10% of net sales, and in 1996, one customer accounted for 15% of net sales.

     OEMs

     To expand our distribution channels, we have entered into several OEM and private label arrangements that allow us to better address specific market applications or geographical areas. Sales from combined OEM and private label arrangements accounted for 18%, 26% and 25% of net sales in 1998, 1997 and 1996, respectively. We annually assess the success of the individual arrangements and believe that, in the aggregate, they will continue to represent a substantial portion of our revenue. We may not be able to retain these existing arrangements or to obtain additional ones. If we are not able to acquire additional OEM or private label customers, the loss of existing OEM and private label customers could adversely affect our financial condition and results of operations.

CUSTOMER SUPPORT

     We consider ongoing support of our products to be an essential element of our business. We have established a customer service and support organization which provides technical support and printer repair to our distributors, dealers and end-users. Customers have telephone access to technical specialists who respond to printer, software, supplies and applications questions. In addition, we have established an electronic bulletin board or Internet access on which we post notes and software updates to provide on-line support and solutions for our customers. We provide a standard one-year warranty against defects in materials and workmanship in our products. We also offer third party, on-site warranty for certain products in the United States and certain European countries. An extended warranty for most products sold in the United States is also available at additional cost. Our OEM suppliers do their own warranty service. Any product sold domestically that needs to be repaired may be returned directly to us for repair. International distributors repair our products with us supplying the parts to them directly. Since a large number of our products are the sole color inkjet printers in a facility, we offer a print head swap-out program for domestic purchases during the warranty period. For certain products, during the warranty period, the domestic end user can return the print head to us for service and, in exchange, we will provide a replacement head within 24 to 48 hours. Warranty expense has constituted less than 5% of net sales on an annual basis, and, to date, has not had a material adverse effect on our financial condition or results of operation.

COMPETITION

     In addition to the direct competition from products using inkjet technology, our products face competition from other technologies which are offered by several companies. The competition to sell ink, media and software products to the customer is also intense. While we believe that we compete successfully against these other technologies and products, they may compete favorably for certain applications in which speed or cost are of key importance. We may not be able to compete successfully in the future and competitive pressures may have a material adverse effect on our financial condition and results of operations.

     We compete in the wide-format market mainly on the basis of performance and price. Price competition became intensive during 1998, and we expect that competition will accelerate in the future. Historically, we have reduced prices on older generation products upon introduction of the newer generation models and in response to other competitive pressures. Our most recent price reduction took effect in October 1998, and additional price reductions will be required in the future. Price reductions will affect gross margins, and may adversely affect our financial condition and results of operations.

PROPRIETARY RIGHTS AND LICENSES

     We rely on a combination of trade secret, copyright, trademark and patent protection, as well as confidentiality and non-disclosure agreements, in order to protect our proprietary rights. We have pursued, and intend to continue to pursue patent protection for inventions we consider important. We believe our success will also continue to be dependent upon our reputation for unique technology, product innovation, affordability, marketing ability and responsiveness to customers' needs. We currently hold 14 patents related to inkjet technology and design. In 1998, we filed 11 patent applications covering our imaging technology. We may not be successful in protecting our proprietary technology. Our proprietary rights may not preclude competitors from developing products or technology equivalent or superior to ours.

     From time to time, certain competitors, including Hewlett-Packard, have asserted patent rights relevant to our business. We expect that this will continue. We carefully evaluate each assertion relating to our products. If our competitors are successful in establishing that asserted rights have been violated, we could be prohibited from marketing the products that incorporate such rights. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. If our products should be found to infringe upon the intellectual property rights of others, we could be enjoined from further infringement and be liable for any damages. The measures adopted by us for the protection of our intellectual property may not be adequate to protect our interests. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technologies.

EMPLOYEES

     As of February 28, 1999, we employed approximately 396 persons, including 97 in sales, marketing and related activities, 122 in manufacturing and operations, 69 in research, product development and engineering, 50 in technical support and service, and 58 in management, administration and finance. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in our industry and our locale. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

RISKS AND UNCERTAINTIES

     OUR QUARTERLY OPERATING RESULTS CAN FLUCTUATE SIGNIFICANTLY DEPENDING ON FACTORS OUTSIDE OUR CONTROL.

     Our quarterly operating results can fluctuate significantly depending on a number of factors. Any one of these factors could have a material adverse effect on our financial condition or results of operations. These factors include:

     - the timing of product announcements and subsequent introductions of products by us and our competitors;
     -    availability and cost of components;
     - timing of shipments of our products, including the mix of product families shipped;
     -    market acceptance of new products;
     -    seasonality;
     -    currency fluctuations;
     -    changes in prices by us and our competitors;  and
     -    price protection for selling price reductions offered to customers.

     In addition, the timing of expenditures for staffing and related support costs, advertising, trade show attendance, promotion, research and development expenditures, and, of course, changes in general economic conditions can impact quarterly performance. We may experience significant quarterly fluctuations in net sales as well as operating expenses with respect to future new product introductions. In addition, our component purchases, production and spending levels are based upon forecast demand for our products. Accordingly, any inaccuracy in forecasting could adversely affect our financial condition and results of operations. Demand for our products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. Failure to complete shipments during a quarter also could have a material adverse effect on our financial condition or results of operations. Quarterly results are not necessarily indicative of future performance for any particular period.

We may not be able to maintain the levels of sales and profitability experienced over the past several years on a quarterly or annual basis.

     THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING AND WE MAY NOT BE SUCCESSFUL IN COMPETING IN THIS MARKET.

      The markets for our printers and supplies are highly competitive and rapidly changing. Several new competitors have entered the market. Our principal competitor is Hewlett-Packard, which dominates the CAD category of the wide-format inkjet markets and is our principal competition in the graphic arts category. In addition to direct competition in inkjet printers and related supplies, our products also face competition from other technologies in the wide-format market. The competition to sell ink, media and software products to the customer is also intense. Some of our current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than us. Our ability to compete in the wide-format inkjet market depends on a number of factors within and outside our control, including:

     - the success and timing of product introductions by us and our competitors;
     -    selling prices;
     -    product performance;
     -    product distribution;
     -    marketing ability;  and
     -    customer support.

     A key element of our strategy is to provide competitively priced, quality products, yet we may not be able to do so. We reduced prices on many of our products in 1998 and will likely continue to do so in the future. Price reductions, while partially offset by similar reductions in product costs, have affected gross margins and likely will continue to affect gross margins and may adversely affect our financial condition and results of operations in the future.

     THE MARKETS IN WHICH WE COMPETE ARE CHARACTERIZED BY SHORT PRODUCT LIFE CYCLES AND REDUCTIONS IN UNIT SELLING PRICES WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     The markets for wide-format printers and related supplies are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. Our future success will depend on our ability to develop and manufacture competitive products and achieve cost reductions for our existing products. Advances in technology will require increased investment to maintain our market position. Our financial condition and results of operations could be adversely affected if we are unable to develop and manufacture new, competitive products in a timely manner.

     THE GROWTH OF OUR BUSINESS WILL REQUIRE SUBSTANTIAL CAPITAL RESOURCES THAT MAY NOT BE AVAILABLE WHEN NEEDED.

     The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. Such additional funds may not be available when required on terms acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

     OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND CONSULTANTS.

     Our success is dependent, in part, on our ability to attract and retain qualified management and technical employees. Competition for such personnel is intense. The inability to attract additional key employees or the loss of one or more key employees could adversely affect us. We do not have employment agreements with or life insurance on members of senior management. We may not be able to retain our key personnel. We rely heavily on industry consultants and other specialists to assist and influence decisions, keep abreast of technological and industry advances, and assist in other processes. A delay in product introduction is possible to the extent key consultants are not available.

     MANY OF OUR COMPONENTS ARE SUPPLIED BY SINGLE-SOURCE SUPPLIERS THAT MAY NOT BE ABLE TO BE REPLACED WITHOUT DISRUPTING OUR OPERATIONS.

     Certain components used in our products are only available from single sources. We generally do not have long-term agreements with our suppliers. Although alternate suppliers are readily available for many of these components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to our operations. If a supplier is unable to meet our needs or supplies parts which we find unacceptable, we may not be able to meet production demands. Certain key components of our products are supplied indirectly by our principal competitor, Hewlett-Packard. Any significant increase in component prices or decrease in component availability could have a material adverse effect on our business.

     IF OUR COMPETITORS ARE SUCCESSFUL IN ESTABLISHING THEIR INTELLECTUAL PROPERTY RIGHTS ARE VIOLATED BY OUR PRODUCTS, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

     From time to time, certain competitors, including Hewlett-Packard, have asserted patent rights relevant to our business. We expect that this will continue. We carefully evaluate each assertion relating to our products. If our competitors are successful in establishing that asserted rights have been violated, we could be prohibited from marketing the products that incorporate such rights. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. If our products should be found to infringe upon the intellectual property rights of others, we could be enjoined from further infringement and be liable for any damages. The measures adopted by us for the protection of our intellectual property may not be adequate to protect our interests. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technologies.

     A SIGNIFICANT PORTION OF OUR NET SALES IS DERIVED FROM SALES TO COUNTRIES OUTSIDE THE UNITED STATES AND FACTORS OUTSIDE OUR CONTROL COULD ADVERSELY AFFECT OUR SALES IN THOSE COUNTRIES.

     For the years ended December 31, 1998 and 1997, sales outside the United States represented approximately 63% and 59% of our net sales, respectively. Even with the recent decline in our business in Asia, we expect export sales to continue to represent a significant portion of our sales. All of our products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets. International sales and operations may also be subject to risks such as:

     -    the imposition of governmental controls;
     -    export license requirements;
     -    restrictions on the export of critical technology;
     -    currency exchange fluctuations;
     -    political instability;
     -    trade restrictions;
     -    changes in tariffs;
     -    difficulties in staffing and managing international operations; and
     -    collecting accounts receivable.

     In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States. As we continue to pursue our international business, these factors may have an adverse effect on our sales and, consequently, on our business.

     WE ARE DEPENDENT ON OUR DISTRIBUTORS AND OEMS TO SELL AND MARKET OUR PRODUCTS AND THEY MANY NOT DEVOTE SUFFICIENT RESOURCES TO THIS TASK TO ENSURE OUR SUCCESS.

     Our sales are principally made through independent distributors, which may carry competing product lines. Such distributors could reduce or discontinue sales of our products, which could have a material adverse effect on our business. These distributors may not devote the resources necessary to provide effective sales, service and marketing support of our products. In addition, we are dependent upon the continued viability and financial stability of these distributors, many of which are organizations with limited capital. These distributors, in turn, are substantially dependent upon their dealers, general economic conditions and other unique factors affecting the wide-format printer market. We believe that our future growth and success will continue to depend in large part upon our distribution channels. Actual bad debts may in the future exceed recorded allowances resulting in a material adverse effect on our business. In order to prevent inventory write-downs, to the extent that OEM and private label customers do not purchase products as anticipated, we may need to convert such products to make them salable to other customers. Such a conversion would increase product costs and would likely result in a delay in selling such products.

     MANAGEMENT OF THE GROWTH OF OUR BUSINESS MAY PLACE STRAINS ON OUR
     OPERATIONS.

     We have experienced growth in the past which placed, and, if continued, will continue to place, a significant strain on our management, employees, systems and operations. Our future operating results will depend on our ability to continue to broaden our senior management group, attract, hire and retain skilled employees and enhance or replace existing operational information and financial control systems. We may encounter difficulties in successfully integrating new personnel into the organization, and changes to our information and financial control systems may not be effective. Our inability to manage growth effectively could have a material adverse effect on our business.

     AS THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE, AN INVESTMENT IN OUR COMMON STOCK MAY YIELD UNCERTAIN RESULTS.

     The market price of our common stock has fluctuated significantly since our initial public offering in December 1993. We believe factors such as the following could cause further significant volatility in the price of the common stock:

     -    general stock market trends;
     -    announcements of developments related to our business;
     -    fluctuations in our operating results;
     - general conditions in the computer peripheral market and the markets we serve or in the worldwide economy;
     - shortfalls in sales or earnings from securities analysts' expectations;
     - announcements of technological innovations or new inkjet products or enhancements by us or our competitors;
     -    developments in patents or other intellectual property rights;  and
     -    developments in our relationships with our customers or suppliers.

     In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme volatility, which have often been unrelated to the operating performance of affected companies. The market price of the common stock may continue to experience significant fluctuations that are unrelated to our operating performance.

     WE HAVE NOT COMPLETED OUR SURVEY OF OUR VENDORS OR CUSTOMERS OR OUR TESTING OF THE SYSTEMS USED IN OUR BUSINESS TO DETERMINE IF THEY ARE YEAR 2000 COMPLIANT; FAILURE TO BE YEAR 2000 COMPLIANT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     All year 2000 remediation processes may not be completed and properly tested before the year 2000. Any contingency plans we develop may not sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of our ability to conduct our business due to a year 2000 readiness problem could have a material adverse effect on us.

     Due to the recent implementation of the enterprise-wide information system, we estimate that the additional aggregate costs of our year 2000 project will not be material; however, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

     We are in the process of communicating with our significant suppliers, customers and critical business partners to determine the extent to which we may be vulnerable if those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and to the extent possible, plans to test critical system interfaces, as the year 2000 approaches. There can be no guarantee that the systems of third-parties on which we rely will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on us. For a more complete description of our year 2000 initiative, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

     WE DO NOT PAY DIVIDENDS ON THE COMMON STOCK AND YOU WILL HAVE TO RELY ON INCREASES IN ITS PRICE TO GET A RETURN ON YOUR INVESTMENT.

     We have not paid dividends on the common stock. We currently intend to continue this policy to retain earnings, if any, for use in our business. In addition, our line of credit arrangement prohibits the payment of cash dividends without prior bank approval if amounts are outstanding under such line of credit.

     OUR CHARTER DOCUMENTS AND RIGHTS PLAN MAY PREVENT A CHANGE OF CONTROL WHICH IS IN YOUR BEST INTERESTS.

     The stockholder rights plan and certain charter provisions may discourage certain types of transactions involving an actual or potential change in control of your company, including transactions in which you might otherwise receive a premium for your shares over then-current market prices. These provisions may limit your ability to approve transactions that you deem to be in your best interests.

ITEM 2:  PROPERTIES

     Our headquarters are located in San Diego, California, in facilities we purchased in February 1996 for $6,000,000. The property consists of two buildings of approximately 51,000 and 47,000 square feet and houses the principal administrative, research and manufacturing facility. We also lease a 44,000 square foot warehouse near our headquarters. We consider our facilities adequate for our current needs and believe that additional space can be obtained in the future if necessary.

ITEM 3:   LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

     In February 1998, Hewlett-Packard filed a lawsuit against us in the U.S. District Court for the District of Idaho, alleging that certain of our products infringed two of Hewlett-Packard's patents. Hewlett-Packard has since filed an amended complaint, seeking to have the court also declare that certain Hewlett-Packard products do not infringe two of our patents, as allegedly asserted by us. We have filed a counter-claim, alleging that our products do not infringe the Hewlett-Packard patents, and that the Hewlett-Packard patents are invalid. The outcome of this lawsuit cannot be determined; however, we believe that Hewlett-Packard's claims are without merit. We intend to vigorously defend such claims. No amounts have been reported in the financial statements for any losses that may result from this lawsuit.

     In October 1998, a shareholders class-action lawsuit was filed against us and our directors in the Delaware State Court, alleging that the "Continuing Director" provisions of our shareholders rights plan constituted a breach of the directors' fiduciary duties. Plaintiffs were seeking injunctive relief to invalidate the plan, and damages to shareholders who allegedly sold stock at depressed prices while the continuing director provisions were in effect. We have since reached a settlement in principal regarding this matter subject to documentation and court approval, if necessary requiring a payment of $80,000 to the class of plaintiffs in this action.

     In November 1998, a class action lawsuit was filed against us in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to our sales of a certain printer product. The outcome of this lawsuit cannot be determined; however, we believe that the plaintiffs' claims are without merit. We intend to vigorously defend against such claims. No amounts have been reported in the financial statements for any losses that may result from this lawsuit.

     In January 1999, we filed a lawsuit against the Hewlett-Packard in the California Superior Court for the County of San Francisco, alleging sales of competitive products below cost and as loss leaders, in violation of the California Unfair Trade Practices Act. We are seeking injunctive relief and treble damages.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended December 31, 1998.


                                       PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Shares of common stock are traded on the Nasdaq National Market under the symbol "ENCD." The following table presents the quarterly high and low sales
prices of the common stock as reported by Nasdaq.   Such quotations represent
inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.



                                              1998                           1997
                                 ---------------------------------------------------------
                                     HIGH            LOW          HIGH            LOW
         ---------------------------------------------------------------------------------
         First Quarter            $   28.50        $  12.438    $   41.25       $   27.00
         Second Quarter           $   15.375       $   8.688    $   43.00       $   29.25
         Third Quarter            $   15.125       $   6.219    $   46.25       $   30.50
         Fourth Quarter           $    6.50        $   1.875    $   40.125      $   23.75
         ---------------------------------------------------------------------------------


     We had 240 stockholders of record and approximately 10,000 beneficial stockholders as of February 28, 1999.

Dividend Policy

     Please see "Risks and Uncertainties - We do not pay dividends on the common stock and you will have to rely on increases in its price to get a return on your investment" for a discussion of our dividend policy.

ITEM 6:  SELECTED FINANCIAL DATA


                              Five Year Financial Data
          (in thousands, except per share data, percentages and employees)




                                                                  1998        1997         1996        1995         1994
------------------------------------------------------------------------------------------------------------------------
     RESULTS OF OPERATIONS
       Net sales . . . . . . . . . . . . . . . . . . . .     $ 110,055   $ 149,041    $ 107,437   $  65,548    $  43,653
       Cost of sales . . . . . . . . . . . . . . . . . .        80,646      78,259       56,021      36,471       22,917
       Gross profit. . . . . . . . . . . . . . . . . . .        29,409      70,782       51,416      29,077       20,736
       Research and development. . . . . . . . . . . . .        10,894      10,544        8,794       5,578        3,265
       Operating (loss) income . . . . . . . . . . . . .       (23,668)     26,493       19,572      11,619        9,137
       Interest (expense) income . . . . . . . . . . . .          (412)         35          183         307          270
       Pretax (loss) income. . . . . . . . . . . . . . .       (23,081)     26,528       19,755      11,926        9,407
       Tax provision . . . . . . . . . . . . . . . . . .        (4,775)      9,099        6,902       4,069        3,392
       Net (loss) income . . . . . . . . . . . . . . . .       (18,306)     17,429       12,853       7,857        6,015
       (Loss) earnings per share - basic . . . . . . . .     $   (1.58)  $    1.53    $    1.15   $    0.72    $    0.56
       (Loss) earnings per share - diluted . . . . . . .     $   (1.58)  $    1.45    $    1.08   $    0.70    $    0.55

     MARGINS
       Gross profit. . . . . . . . . . . . . . . . . . .           27%         47%          48%         44%          48%
       Research and development. . . . . . . . . . . . .            10           7            8           9            7
       Operating income. . . . . . . . . . . . . . . . .           (22)         18           18          18           21
       Pretax income . . . . . . . . . . . . . . . . . .           (21)         18           18          18           22
       Net income. . . . . . . . . . . . . . . . . . . .           (17)         12           12          12           14

     YEAR END FINANCIAL POSITION
       Cash and cash equivalents . . . . . . . . . . . .     $     586   $   1,265    $   6,949   $   3,067    $     842
       Short-term investments. . . . . . . . . . . . . .             -           -            -       6,072        4,902
       Accounts receivable - net . . . . . . . . . . . .        29,603      36,800       19,762      13,029        8,582
       Inventories . . . . . . . . . . . . . . . . . . .        16,205      29,155       13,630       8,047        4,628
       Property - net. . . . . . . . . . . . . . . . . .        15,604      14,825       10,881       3,138        2,224
       Total assets. . . . . . . . . . . . . . . . . . .        72,143      90,295       57,467      36,128       24,084
       Total current liabilities . . . . . . . . . . . .        23,787      24,300       14,246       7,450        4,136
       Stockholders' equity. . . . . . . . . . . . . . .        47,543      64,722       43,042      28,678       19,948
       Working capital . . . . . . . . . . . . . . . . .        31,320      47,818       30,326      25,304       17,619

     CAPITAL MANAGEMENT
       Depreciation expense. . . . . . . . . . . . . . .     $   4,093   $   3,709    $   2,726   $   1,599    $     732
       Capital expenditures. . . . . . . . . . . . . . .     $   4,872   $   7,653    $  10,469   $   2,513    $   1,928
       Operating return on average assets. . . . . . . .          (29%)        36%          42%         39%          46%
       Return on average equity. . . . . . . . . . . . .          (33%)        32%          36%         32%          37%
       Current ratio . . . . . . . . . . . . . . . . . .           2.3         3.0          3.1         4.4          5.3
       Inventory turnover. . . . . . . . . . . . . . . .           3.6         3.7          5.2         5.8          6.8
       Average days receivable . . . . . . . . . . . . .           109          69           56          60           53

     HUMAN RESOURCE MANAGEMENT
       Average number of employees . . . . . . . . . . .           427         467          355         272          197
       Average assets per employee . . . . . . . . . . .           190         158          132         111          102
       Sales per employee. . . . . . . . . . . . . . . .           258         319          303         241          222

     COMMON SHARES OUTSTANDING*
       Weighted average shares - basic . . . . . . . . .        11,572      11,390       11,217      10,971       10,788
       Weighted average shares - diluted . . . . . . . .        11,572      12,044       11,871      11,192       10,974
       Number of shares outstanding at year end. . . . .        11,636      11,501       11,300      11,100       10,880


* Common shares outstanding are adjusted for the two-for-one stock split in the form of a 100% stock dividend which occurred on May 31, 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except percentages)

     This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties". We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

     The following table sets forth, as a percentage of net sales, certain consolidated statements of income data for the periods indicated.

CONSOLIDATED STATEMENTS OF INCOME



                                                         1998          1997        1996
                 ------------------------------------------------------------------------
                 NET SALES                                 100%          100%        100%
                 COST OF SALES                              73            53          52
                 ------------------------------------------------------------------------
                 GROSS PROFIT                               27            47          48
                 MARKETING AND SELLING                      23            17          15
                 RESEARCH AND DEVELOPMENT                   10             7           8
                 GENERAL AND ADMINISTRATIVE                 12             6           6
                 RESTRUCTURING CHARGES                       3             -           -
                 ------------------------------------------------------------------------
                 (LOSS) INCOME FROM OPERATIONS             (22)           18          18
                 OTHER INCOME                                1             -           -
                 INTEREST INCOME  - NET                      -             -           -
                 ------------------------------------------------------------------------
                 (LOSS) INCOME BEFORE INCOME TAXES         (21)            8          18
                 PROVISION FOR INCOME TAXES                 (4)            6           6
                 ------------------------------------------------------------------------
                 NET (LOSS) INCOME                         (17%)          12%         12%
                 ------------------------------------------------------------------------
                 ------------------------------------------------------------------------


RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1998 AND 1997

     Our 1998 net sales decreased 26% from 1997 net sales. This decrease was primarily due to decreased unit sales and average selling prices across all printer product lines, with the exception of the NovaJet-Registered Trademark-Pro 600e which was introduced in May 1998. Also contributing to the decline was the introduction of various rebate programs which were required to match competitive offerings. In 1998, supplies sales increased 19% over 1997, and accounted for approximately 36% of 1998 net sales versus 22% in 1997. A shortfall in OEM performance also contributed to the decrease in net sales for 1998, accounting for 18% of product sales as compared to 26% for 1997.

     No one customer accounted for 10% of product sales in either 1998 or 1997. International sales accounted for approximately 63% and 59% of our product sales in 1998 and 1997, respectively.

     Cost of sales includes standard costs related to product shipments, including materials, labor and overhead, inventory reserves and manufacturing variances, and other direct or allocated costs involved in the manufacture, delivery, support and maintenance of products. Cost of sales as a percentage of net sales increased to 73% in 1998, from 53% in 1997, causing a comparable decrease in gross margin percentages. The increase in the cost of sales was due to a large increase to inventory reserves related to certain unprofitable media product lines, Croma24, and products which are reaching end-of-life status, unfavorable manufacturing overhead variances, and the write-off of various Croma24 assets. Also contributing to the increased cost of sales percentage were the decrease in average selling price and the implementation of rebate programs previously discussed. We expect improved gross profit margin percentages in 1999 due to the actions taken in 1998 to increase inventory reserves, write-off unusable assets, and focus on more profitable product lines. Our future success will depend on our ability to continue to develop and manufacture competitive higher margin products and achieve cost reductions for our existing products.

     Marketing and selling expenses were 23% of net sales compared to 17% in 1997 and grew by 3% in absolute dollars over 1997. Most of the increase was related to costs associated with increased staffing, primarily in the supplies and textiles areas, offset by decreases in advertising and trade show activity compared to 1997. Marketing and selling expenses in 1999 are expected to decline from prior periods as we intend to promote our products and support our marketing and selling activities in a more cost effective manner as a result of the fourth quarter consolidation of our printer and supplies business units and our transition to a niche market strategy.

     1998 research and development spending grew by 3% in absolute dollars over 1997 and increased as a percentage of net sales from 7% in 1997 to 10% in 1998. The increase in spending was driven by new product development. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products and consequently expects that research and development expenses will continue to increase in absolute dollars in 1999.

     General and administrative expenses were 12% of net sales in 1998 compared to 6% in 1997. The 55% increase in absolute dollars was due in large part to the increase in the allowance for doubtful accounts. We increased the allowance to reflect the worsening accounts receivable balances of a few specific customers, the gradual worsening condition of balances of some Asian and European customers, and our adoption of a more conservative method in assessing the creditworthiness of our smaller customers.

     In the fourth quarter of 1998 we recorded a $2,934 restructuring charge to cover the planned cost of our reorganization and related workforce reduction. These charges reflect steps we took to consolidate business units, focus on niche markets, and improve future growth and profitability.

     Other income for the year ended December 31, 1998 included payments received under a product development and manufacturing license agreement signed during the first quarter of 1998. Under this agreement, we are assisting in the development of a wide-format color inkjet product targeted for markets outside of our focus. We received additional reimbursements for engineering expenses and will receive royalties on future product sales, if any.

     Interest expense in 1998 totaled $437 compared to $140 in 1997. Increased borrowings under our line of credit arrangement caused the increase in interest expense. Interest income in 1998 totaled $25 compared to $175 in 1997.

     As of December, 1998, we had gross deferred tax assets of approximately $9,625. We have determined, based upon history of prior operating earnings, our ability to carry back net operating losses to prior years and our expectations for future years, that it would be prudent to record a $3,600 valuation allowance for the benefits of future tax deductions that may not be realized. The effective income tax rate in 1998 was 21%, compared to 34% in 1997. The lower rate was due primarily to the recording of the deferred tax asset allowance previously described.

     The previously described elements caused 1998 net loss to stand at $18,306 compared to a 1997 net income of $17,429.

     YEARS ENDED DECEMBER 31, 1997 AND 1996

     Our 1997 net sales increased 39% over 1996 net sales. This increase was primarily due to sales of our NovaJet product lines, including sales of the NovaJet PROe Series which was shipped in May 1997. The supplies business unit continued to contribute to the Company's growth with the successful introduction of several new lines of ink and media. In 1997, supplies sales increased 124% over 1996, and accounted for approximately 22% of 1997 net sales versus 14% in 1996. Our numerous OEM arrangements contributed to the increase in net sales for 1997, accounting for 26% of net sales as compared to 25% for 1996.

     No one customer accounted for more than 10% of product sales in 1997, whereas in 1996, one customer accounted for 15% of product sales. International sales accounted for approximately 59% and 58% of our net sales in 1997 and 1996, respectively.

     Cost of sales includes standard costs related to product shipments, including materials, labor, and overhead, inventory reserves and manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales stood at 53% and 52% in 1997 and 1996, respectively. This percentage remained relatively constant due primarily to the mix of sales of higher margin NovaJet product offsetting the lower margin products - CADJET, supplies (as a group) and accessories.

     Marketing and selling expenses were 17% of net sales in 1997 compared to 15% in 1996 and grew by 51% over 1996. Most of the increase was related to costs associated with increased staffing in our international offices and in the customer support organization, the advertising and promotion of existing and new products, and increased trade show activity compared to the prior year.

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

     Our effective income tax rate in 1997 was 34%, compared to 35% in 1996.
The slight decrease in the effective rate was due to a decreased effective rate for state income taxes.

     1997 net income was 12% of net sales for both 1997 and 1996 and increased 36% over 1996 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

     We fund our operations primarily through cash flow provided from operations. As of December 31, 1998, we had cash and cash equivalents totaling $586, and working capital of $31,320. In comparison, we had cash and cash equivalents totaling $1,265, and working capital of $47,818 as of December 31, 1997. The decrease in cash and cash equivalents was due primarily to the operating loss we sustained in 1998.

     We have received and anticipate we will continue to receive the majority of our cash from collections of accounts receivable from our distributors and OEMs. These groups in general have a history of timely payments; however, an increasing percentage of international sales can increase accounts receivable balances due to traditionally slower payments by international customers.

     At December 31, 1998, net accounts receivable decreased by $7,737 over 1997's year end balance of $36,800. The decrease was directly related to decreased sales in 1998 and a substantial increase to the allowance for doubtful accounts. This decrease was somewhat offset by slower payments of amounts due, particularly for international customers, than we experienced in 1997.

     We invest our excess cash in money market accounts and have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not experienced, to date, any losses on our short-term investments. During 1998, we invested cash in short-term investments which generated interest income of $25.

     Inventory levels decreased by $12,950 at December 31, 1998 from $29,155 at the end of 1997. This decrease was primarily attributable to the increase in inventory reserves, mainly for Croma24, excess and obsolete media products, and for products which are reaching end of life. Inventory levels were also reduced due to an overall decrease in sales.

     In the years ended December 31, 1998 and 1997, we made capital expenditures of $4,872 and $7,653, respectively. 1997 expenditures included the initial software purchase of the enterprise-wide information system. 1998 expenditures included consulting and other expenses related to the initial implementation of that system. During 1999, we plan to increase our capital expenditures, especially for tooling relating to new products, computers and related systems and network assets.

     At December 31, 1998, the Company had available a $20,000 revolving line of credit which expires in January 2000. $6,000 was outstanding under the line of credit at December 31, 1998 and $3,261 at December 31, 1997. The line requires the Company to maintain certain financial ratios. At December 31, 1998, the Company was not in compliance with one financial covenant which was subsequently waived by the bank. The Company is currently renegotiating the credit agreement with the bank, including lowering the available amount to $15,000. The new line would be secured by certain assets of the Company with a borrowing base limited to eligible accounts receivable and inventory and would redefine the financial covenants. During this process, the bank has permitted the Company to continue to make withdrawals from the line.

     We believe that our existing cash, cash equivalents, cash generated from operations, funds available from various financing alternatives involving our owned headquarter facilities, and funds available under the bank line of credit will be sufficient to satisfy our currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products. There can be no assurances that future cash requirements to fund operations will not require us to seek additional capital, or that such additional capital will be available when required on terms acceptable to us. To date, inflation has not had a significant effect on our operating results.

YEAR 2000 COMPLIANCE

     We utilize computer technologies throughout our business to conduct our day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in our facilities systems and equipment. We must determine whether our products and systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. To do so, we are using a multi-phased concurrent approach. Specific project phases include: awareness, assessment, remediation, validation and implementation. We have completed the awareness phase of this project. Furthermore, we have nearly completed the assessment phase and are well into the remediation phase.

     All of our current products are year 2000 compliant. Our recent enterprise-wide information system implementation should mitigate most internal problems as the system vendors have represented that these systems are year 2000 compliant. We are actively correcting and replacing those other systems which are not year 2000 ready. We currently intend to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to July 31, 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. If we determine that we may be unable to remediate and properly test affected systems on a timely basis, we intend to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While we are not presently aware of any significant exposure that our systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of our ability to conduct our business due to a year 2000 readiness problem could have a material adverse effect on us.

     Due to the recent implementation of the enterprise-wide information system, we estimate that the additional aggregate costs of our year 2000 project will not be material. A portion of these costs, primarily those not related to the implementation of the enterprise-wide information system, is not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on our day-to-day operations. The anticipated impact and costs of the project, as well as the date on which we expect to complete the project, are based on our best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on our current estimates and information currently available, we do not anticipate that the costs associated with this project will have a material adverse effect on our consolidated financial position, results of operations or cash flows in future periods.

     We are in the process of communicating with our significant suppliers, customers and critical business partners to determine the extent to which we may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. We have taken steps to monitor the progress made by those parties, and to the extent possible, plans to test critical system interfaces, as the year 2000 approaches. We will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While we are not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which we rely will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on us.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our only financial instruments with market risk exposure are revolving line of credit borrowings, which totaled $6,000,000 at December 31, 1998. The amount of variable rate debt fluctuates during the year based upon our cash requirements. Maximum borrowings at any fiscal quarter end during fiscal 1998 were $6,000,000. Based on the outstanding balance at December 31, 1998, an adverse 10% change in the interest rate underlying these borrowings would result in a $38,000 annual change in our pre-tax earnings and cash flow.

     These instruments are non-trading in nature and carry interest at the bank's prime rate (7.75% at December 31, 1998) or at our option, a rate based on the London Interbank Overnight Rate (5.08% at December 31, 1998 plus 1.25 to 1.75% based upon certain ratios). Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

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

                                       PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT ON FORM 10-K:

     (1)  FINANCIAL STATEMENTS.   The following Consolidated Financial
Statements of ENCAD, Inc. and Independent Auditors' Report are included in a separate section of this Report beginning on page F-1:



                                                                                                          PAGE
               DESCRIPTION                                                                               NUMBER
               -----------                                                                               ------
               Independent Auditors' Report.................................................................F-2

               Consolidated Balance Sheets as of December 31, 1998 and 1997.................................F-3

               Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996...F-4

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
                  1997 and 1996.............................................................................F-5

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...F-6

               Notes to Consolidated Financial Statements...................................................F-7


     (2)  FINANCIAL STATEMENT SCHEDULES.   Financial statement schedules have
been omitted because they are either not required, not applicable or the information is otherwise included.

     (3)  Exhibits:

     Exhibit
     Number    Description
     -------   ------------

        2.1 Agreement and Plan of Merger between ENCAD Delaware and ENCAD California dated January 5,1998 (filed as Exhibit 2.1). (1)

        3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1). (1)

        3.2    Bylaws of the Company (filed as Exhibit 3.2). (1)

        3.3 Certificate of Designation for Series A Junior Participating Preferred Stock (filed as Exhibit 3.2).(2)

        4.1 Rights Agreement, dated as of March 19, 1998, between the Company and Harris Trust Company of California, which includes the Form of Certificate of Designation for the Series A Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares as Exhibit C. (2)

        4.2    First Amendment to the Company's Rights Plan.(3)

       10.1    Form of Distributor Agreement (Domestic) (filed as Exhibit
               10.14). (4)

       10.2 Form of International Distributor Agreement (filed as Exhibit 10.15). (4)

       10.3    Form of OEM Agreement (filed as Exhibit 10.16). (4)

     + 10.8 The Company's 1993 Stock Option/Stock Issuance Plan, as amended (filed as Exhibit 99.1). (5)

     + 10.9 Form of Notice of Grant of Stock Option and Stock Option Agreement (filed as Exhibit 10.34). (4)

     + 10.10   Form of Stock Issuance Agreement (filed as Exhibit 10.35). (4)

     + 10.11 1993 Employee Stock Purchase Plan, as amended (filed as Exhibit 99.1). (6)

     + 10.12   Form of Stock Purchase Agreement (filed as Exhibit 10.37). (4)

       10.13   Form of Non-Disclosure Agreement (filed as Exhibit 10.38). (4)

       10.14   Form of Employee Proprietary Information Agreement (filed as
               Exhibit 10.39). (4)

     + 10.15 Form of Indemnification Agreements between the Company and each of its directors. (7)

     + 10.16 Form of Indemnification Agreements between the Company and each of its officers. (7)

     + 10.17 Form of Severance Letter Agreements between the Company and each of its officers. (8)

     + 10.18 Form of Senior Executive 1998 Annual Performance Bonus between the Company and each of its officers.

     + 10.19 Select Compensation, Non-Qualified Deferred Compensation Plan and related documents. (8)

     + 10.20 Non-Statutory Stock Option Agreement between the Company and Richard L. Diamond (filed as Exhibit 99.5). (5)

     + 10.21   1998 Stock Option Plan (filed as Exhibit 99.1).(9)

     + 10.22   Form of Notice of Grant of Stock Option (filed as Exhibit
               99.2).(9)

     + 10.23   Form of Stock Option Agreement (filed as Exhibit 99.3).(9)

     + 10.24 Non-Statutory Stock Option Agreement between the Company and Michael J.T. Steep (filed as Exhibit 99.5).(9)

     + 10.25 Form of Senior Executive 1999 Annual Performance Bonus between the Company and each of its Officers.

       21.1    Subsidiaries.

       23.1    Independent Auditors' Consent, Deloitte & Touche LLP.

       24.1    Power of Attorney.   (See page 24)

       27.1    Financial Data Schedule for fiscal year end 1998.

     -----------------------

(1) Filed as an exhibit to Registrant's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

(3) Filed as exhibit to the Registrant's Registration Statement on Form 8-A12G/A (No. 000-23034) and incorporated herein by reference.

(4) Filed as exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-70220) or amendments thereto and incorporated herein by reference.

(5) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-44923) and incorporated herein by reference.

(6) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-45327) and incorporated herein by reference.

(7) Filed as exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996, as amended, and incorporated herein by reference.

(9) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-59779) and incorporated herein by reference.


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


ENCAD, Inc.


By      /s/ David A. Purcell                                 March 30, 1999
  -----------------------------
        David A. Purcell
        Chief Executive Officer

By    /s/   T.W. Schmidt                                     March 30, 1999
  -----------------------------
        Todd W. Schmidt
        Chief Financial Officer

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

     SIGNATURE                            TITLE                       DATE

  /s/ David A. Purcell        Chairman of the Board, President   March 30, 1999
-----------------------       and Chief Executive Officer
   (David A. Purcell)         (Principal Executive Officer)


  /s/ Robert V. Adams         Director                           March 30, 1999
-----------------------
   (Robert V. Adams)

  /s/ Craig S. Andrews        Director                           March 30, 1999
-----------------------
   (Craig S. Andrews)


  /s/ Ronald J. Hall          Director                           March 30, 1999
----------------------
   (Ronald J. Hall)

 /s/ Howard L. Jenkins        Director                           March 30, 1999
----------------------
  (Howard L. Jenkins)

  /s/ Charles E. Volpe        Director                           March 30, 1999
-----------------------
  (Charles  E. Volpe)

                                   ENCAD, INC.
                    INDEX TO CONSOLIDATED FINANCIAL STATMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report................................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Equity.............................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7


                                   ENCAD, INC.
                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ENCAD, Inc.

     We have audited the accompanying consolidated balance sheets of ENCAD, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
SAN DIEGO, CALIFORNIA
FEBRUARY 12, 1999

                                   ENCAD, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                   --------------------------
                                                                                          1998        1997
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                   $      586  $    1,265
         Accounts receivable - net                                                       29,063      36,800
         Income taxes receivable                                                          2,403           -
         Inventories                                                                     16,205      29,155
         Deferred income taxes                                                            6,025       3,118
         Prepaid expenses                                                                   825       1,780
-------------------------------------------------------------------------------------------------------------
              Total current assets                                                       55,107      72,118
         Property - net                                                                  15,604      14,825
         Other assets                                                                     1,432       3,352
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $   72,143  $   90,295
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                            $   11,785  $   12,369
         Accrued expenses and other liabilities                                           6,002       8,670
         Borrowings under line of credit                                                  6,000       3,261
-------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                  23,787      24,300
OTHER LIABILITIES                                                                           813       1,273
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Preferred stock - $.001 par value, 5,000 shares authorized: Series A
              Junior Participating Preferred Stock - no shares issued
              and outstanding                                                                 -           -
         Common stock - $.001 par value, 60,000 shares authorized, 11,636 and
              11,501 shares issued and outstanding in 1998 and 1997 respectively             12          12
         Additional paid-in capital                                                      18,704      17,577
         Retained earnings                                                               28,827      47,133
-------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                 47,543      64,722
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   72,143  $   90,295
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                            1998           1997          1996
----------------------------------------------------------------------------------------------------------------
Net sales                                                            $   110,055    $   149,041   $   107,437
Cost of sales                                                             80,646         78,259        56,021
----------------------------------------------------------------------------------------------------------------
Gross profit                                                              29,409         70,782        51,416
----------------------------------------------------------------------------------------------------------------
Marketing and selling                                                     25,745         25,023        16,552
Research and development                                                  10,894         10,544         8,794
General and administrative                                                13,504          8,722         6,498
Restructuring charges                                                      2,934              -             -
----------------------------------------------------------------------------------------------------------------
Operating costs and expenses                                              53,077         44,289        31,844
----------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                            (23,668)        26,493        19,572
Other income                                                                 999              -             -
Interest (expense) income - net                                             (412)            35           183
----------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                        (23,081)        26,528        19,755
Provision for income taxes                                                (4,775)         9,099         6,902
----------------------------------------------------------------------------------------------------------------
Net (loss) income                                                    $   (18,306)   $    17,429   $    12,853
----------------------------------------------------------------------------------------------------------------
(Loss) earnings per share - basic                                    $     (1.58)   $      1.53   $      1.15
----------------------------------------------------------------------------------------------------------------
(Loss) earnings per share - diluted                                  $     (1.58)   $      1.45   $      1.08
----------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - basic                        11,572         11,390        11,217
----------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding
- diluted                                                                 11,572         12,044        11,871
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   COMMON STOCK          ADDITIONAL
                                            ---------------------------    PAID-IN         RETAINED
                                                 SHARES       AMOUNT       CAPITAL         EARNINGS        TOTAL
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                       11,100     $  11,827     $       -        $  16,851    $  28,678
       Common stock issued under stock
            option and purchase plans,
            including related tax benefits          200         1,511                              -        1,511
       Net income                                                                             12,853       12,853
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                       11,300        13,338             -           29,704       43,042
       Conversion to $.001 par value stock                    (13,326)       13,326                -            -
       Common stock issued under stock
            option and purchase plans,
            including related tax benefits          201             -         4,251                -        4,251
       Net income                                                                             17,429       17,429
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                       11,501            12        17,577           47,133       64,722
       Common stock issued under stock
          option and purchase plans,
          including related tax benefits            135             -         1,127                -        1,127
       Net loss                                                                              (18,306)     (18,306)
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                       11,636     $       12    $  18,704        $  28,827    $  47,543
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                    1998           1997           1996
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                                      $ (18,306)     $   17,429     $  12,853
       Adjustments  to reconcile  net (loss) income to cash provided by
       (used in) operating activities:
            Depreciation and amortization                                         4,093           3,709         2,726
            Provision for losses on accounts receivable and inventories          12,479             198         3,987
            Tax benefit from exercise of stock options                              267           2,568           539
            Changes in assets and liabilities:
                Accounts receivable                                               4,208         (17,546)       (7,033)
                Income taxes receivable                                          (2,403)              -             -
                Inventories                                                       4,000         (15,215)       (9,270)
                Deferred income taxes                                            (1,641)            154        (2,284)
                Prepaid expenses and other assets                                 1,609          (2,159)       (1,186)
                Accounts payable                                                   (584)          4,125         3,672
                Accrued expenses and other liabilities                           (3,128)          3,762         3,303
------------------------------------------------------------------------------------------------------------------------
                    Cash provided by (used in) operating activities                 594          (2,975)        7,307
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property                                                     (4,872)         (7,653)      (10,469)
       Cash from sale of short-term investments                                       -               -         6,072
------------------------------------------------------------------------------------------------------------------------
                    Cash used in investing activities                            (4,872)         (7,653)       (4,397)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options and sale of stock under
          employee stock purchase plan                                              860           1,683           972
       Net borrowings under line of credit                                        2,739           3,261             -
------------------------------------------------------------------------------------------------------------------------
                    Cash provided by financing activities                         3,599           4,944           972
------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                               (679)         (5,684)        3,882
Cash and cash equivalents at beginning of year                                    1,265           6,949         3,067
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $     586       $   1,265     $   6,949
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for income taxes                             $   1,426       $   4,234     $   7,927
       Cash paid during the year for interest                                       379             140             -
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY    ENCAD, Inc. and its subsidiaries (collectively, the
"Company") is engaged principally in the design, development, manufacture and sale of wide-format color inkjet printers and related supplies for the graphic arts, computer-aided design, geographic information systems and textile markets. The Company markets and sells its products domestically and internationally primarily through specialty distributors, dealers, value-added resellers and original equipment manufacturers.

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

     PROPERTY     Property is stated at cost.  Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the property: buildings and related improvements - 40 years; computer equipment, software, machinery, equipment, furniture and fixtures - two to five years.

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

     FOREIGN CURRENCY TRANSLATION     Assets and liabilities of the Company's
foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the year. Translation gains or losses of the Company's foreign subsidiaries historically have not been material. All of the Company's worldwide sales are transacted in U.S. dollars. Gains and losses on transactions in denominations other than the functional currency of the Company's foreign operations, while not material in amount, are included in the results of operations. The Company has not entered into foreign exchange transactions to hedge certain balance sheet exposures and intercompany balances against movements in foreign exchange rates as these balances have historically not been material.

     CONCENTRATION OF CREDIT RISK     The Company sells its products primarily
to customers in the United States, Europe and Asia. The Company maintains a reserve for potential credit losses and such actual losses, to date, have been minimal. To date, the Company has not recorded any losses on its cash accounts.

     ESTIMATES    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ACCOUNTING FOR STOCK-BASED COMPENSATION SFAS No. 123, "Accounting for Stock-Based Compensation" requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on the net income and earnings per share. See Note 7.

     EARNINGS PER SHARE     Basic earnings per share are computed by dividing
net income by the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

     The following table is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1998, 1997 and 1996 (in thousands):



                                                               1998         1997         1996
        -----------------------------------------------------------------------------------------
        Net (loss) income                               $   (18,306)  $   17,429    $  12,853
        -----------------------------------------------------------------------------------------
        (Loss) earnings per share basic                 $    (1.58)   $     1.53    $    1.15
        -----------------------------------------------------------------------------------------
        Basic weighted average common
             shares outstanding                              11,572       11,390       11,217
        Effect of dilutive securities:
              Stock options                                       -          654          654
        -----------------------------------------------------------------------------------------
        Diluted weighted average common and
              common equivalent shares outstanding           11,572       12,044       11,871
        -----------------------------------------------------------------------------------------
        (Loss) earnings per share - diluted             $    (1.58)   $     1.45    $    1.08
        -----------------------------------------------------------------------------------------


     ACCOUNTING CHANGES    Effective January 1, 1998, the Company adopted SFAS
No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." There are no material current differences between net income and comprehensive income and, accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information. See Note 8.

     Effective January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized that would have been expensed as incurred. The adoption of SOP No. 98-1 did not have a material impact on the Company's results of operations, financial position or cash flows.

     RECENT ACCOUNTING PRONOUNCEMENTS   In April, 1998, the AICPA issued SOP
98-5, "Reporting on the Costs of Start-Up Activities." The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company is required to adopt SOP 98-5 for the year ended December 31, 1999. The adoption of SOP 98-5 is not expected to have a material impact on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

     STOCKHOLDERS' EQUITY     Effective May 31, 1996, for stockholders of record
on May 17, 1996, the Company effected a two-for-one stock split in the form of a 100% stock dividend resulting in the issuance of 5,599,007 shares of common stock. The effects of the stock dividend have been retroactively restated in these financial statements.

     In July 1997, the Company's stockholders approved an Agreement and Plan of Merger whereby the Company merged with and into a newly incorporated Delaware corporation ("ENCAD, Inc.") which was the surviving corporation. In conjunction with the merger, each share of the Company's common stock, no par value, and options or rights to acquire shares of common stock were exchanged for one share of ENCAD, Inc. Delaware common stock, par value $.001, options or rights to acquire common stock. The change in par value did not affect any of the existing rights of the stockholders and has been recorded as an adjustment to additional paid-in capital as of December 31, 1997.

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

     RECLASSIFICATIONS     Certain items in the 1997 and 1996 financial
statements have been reclassified to conform to the 1998 presentation.

2.   BALANCE SHEET DETAILS (in thousands)



                                                                      DECEMBER 31,
                                                            ----------------------------
                                                                1998             1997
           -----------------------------------------------------------------------------
           ACCOUNTS RECEIVABLE:
           Trade receivables                                   $  29,928     $  36,941
           Allowance for doubtful accounts                        (4,092)         (600)
           -----------------------------------------------------------------------------
           Net trade accounts receivable                          25,836        36,341
           Receivables from vendors                                2,770           100
           Other accounts receivable                                 457           359
           -----------------------------------------------------------------------------
           Total                                               $  29,063     $  36,800
           -----------------------------------------------------------------------------
           -----------------------------------------------------------------------------

           INVENTORIES:
           Raw materials                                       $   5,061     $  11,043
           Work-in-process                                           269           629
           Finished goods                                         10,875        17,483
           -----------------------------------------------------------------------------
           Total                                               $  16,205     $  29,155
           -----------------------------------------------------------------------------
           -----------------------------------------------------------------------------

           PROPERTY:
           Computer equipment and software                     $  11,623     $   7,723
           Machinery and equipment                                 6,619         6,130
           Buildings and improvements                              6,028         5,967
           Furniture and fixtures                                  2,385         2,186
           Land                                                    1,250         1,250
           -----------------------------------------------------------------------------
                                                                  27,905        23,256
           Accumulated depreciation and amortization             (12,301)       (8,431)
           -----------------------------------------------------------------------------
           Total                                               $  15,604     $  14,825
           -----------------------------------------------------------------------------
           -----------------------------------------------------------------------------

           ACCRUED EXPENSES AND OTHER LIABILITIES:
           Restructuring charges                               $   2,097     $       -
           Compensation and vacation pay                           1,864         3,352
           Warranty                                                1,225         1,390
           Co-op programs                                            739           996
           Other                                                      29           210
           Income taxes payable                                       48         2,722
           -----------------------------------------------------------------------------
           Total                                               $   6,002     $   8,670
           -----------------------------------------------------------------------------
           -----------------------------------------------------------------------------




3.   REVOLVING LINE OF CREDIT (in thousands)


     At December 31, 1998, the Company had available a $20,000 revolving line of credit which expires in January 2000. $6,000 was outstanding under the line of credit at December 31, 1998 and $3,261 at December 31, 1997. The line requires the Company to maintain certain financial ratios. At December 31, 1998, the Company was not in compliance with one financial covenant which was subsequently waived by the bank. The Company is currently renegotiating the credit agreement with the bank, including lowering the available amount to $15,000. The new line would be secured by certain assets of the Company with a borrowing base limited to eligible accounts receivable and inventory and would redefine the financial covenants. During this process, the bank has permitted the Company to continue to make withdrawals from the line.

4.   OPERATING LEASE COMMITMENTS (in thousands)

     The Company leases certain facilities and equipment under operating leases which expire over the next five years. Most of these operating leases provide the Company with the option after the initial lease term to renew its lease at the then fair rental value of periods ranging from one month to four years. Generally, management expects that leases will be renewed in the normal course of business.

     Minimum payments for operating leases having initial or remaining noncancelable terms of one year are as follows: 1999 - $911; 2000 - $693; 2001 - $364; 2002 - $194; 2003 - $13; Total - $2,175.

     Total rent expense under operating leases was approximately $982, $416 and $298 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.   RESTRUCTURING COSTS (in thousands)

     On October 26, 1998, the Company's Board of Directors agreed to a plan of reorganization and the restructuring of its printer and supplies business units into one business unit, the Digital Imaging Systems business unit. In the quarter ended December 31, 1998, the Company estimated and recorded a restructuring charge of $2,934. The plan of reorganization and restructuring, which was deemed necessary to facilitate the Company's strategy of developing and delivering value-added digital imaging solutions directed at niche vertical market applications, included costs of workforce reductions, including the elimination of senior management positions, of approximately 60 people and the consolidation of excess sales facilities. The employee groups affected by the reduction in force were primarily sales and marketing; however, engineering and administration were also affected.

     As of December 31, 1998, the restructuring was substantially completed. The following table summarizes the Company's reorganization and restructuring activity for the year ended December 31, 1998:

                                             Employee       Lease and
                                              Related       Facility         Other          Total
                                           -----------------------------------------------------------
     Restructuring charges                  $    2,741     $       81     $      112      $  2,934
     Cash paid during the period                  (796)             -            (41)         (837)
                                           -----------------------------------------------------------
     Reserve balance, December 31, 1998     $    1,945     $       81     $       71      $  2,097
                                           -----------------------------------------------------------

6.   INCOME TAXES (in thousands except for percentages)

      The tax effects of items comprising the Company's net deferred income tax asset are as follows:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                     1998          1997
             -------------------------------------------------------------------------------------------
             Non deductible reserves and accruals                                $   7,261     $  2,598
             Restructuring accrual                                                     739            -
             Differences between book and tax basis in inventory and                 1,403        1,256
               property
             Accrued co-op advertising                                                 301          300
             State taxes                                                              (650)         189
             Tax losses and credits                                                    459            -
             Other                                                                     112           41
             -------------------------------------------------------------------------------------------
             Total deferred tax asset                                                9,625        4,384
             Valuation allowance                                                    (3,600)           -
             -------------------------------------------------------------------------------------------
             Net deferred tax asset                                              $   6,025     $  4,384
             -------------------------------------------------------------------------------------------

             The net deferred tax asset is classified between current and long-term assets as follows:

             Deferred income taxes                                               $   6,025     $  3,118
             Other assets                                                                -        1,266
             -------------------------------------------------------------------------------------------

             Net deferred tax asset                                              $   6,025     $  4,384
             -------------------------------------------------------------------------------------------


     As of December 1998, the Company had a state operating loss carry forward of approximately $2,934 which expires in 2003.

     Deferred income taxes are provided to reflect the future tax consequences of differences between the book and tax basis of assets and liabilities. The Company's deferred tax asset consists primarily of book and tax differences in accruals and reserves. Under SFAS No. 109, "Accounting for Income Taxes", the Company is required to place a valuation reserve if it is more likely than not that a portion of the deferred tax asset will not be realized. As of December 31, 1998 a valuation allowance of $3,600 was recorded against the deferred tax asset for the benefits of future tax deductions that may not be realized. The valuation allowance is principally composed of future tax benefits that are not expected to be available for a carry back to offset the taxable income in 1996 and 1997. Since future taxable income is dependent on new products, the Company believed it would not be prudent to rely on the related future income for the realization of deferred tax benefits and accordingly recorded the allowance.

     The components of income before income tax expense and income tax expense attributable to foreign operations are not material. The components of the provision for income taxes are as follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                     1998          1997         1996
             ------------------------------------------------------------------------------------------
              CURRENT (BENEFIT) EXPENSE:
                   Federal                                     $   (3,314)   $    7,626    $   7,375
                   State                                              180         1,521        1,810
              DEFERRED BENEFIT:
                   Federal                                         (1,272)          (22)      (1,865)
                   State                                             (369)          (26)        (418)
             ------------------------------------------------------------------------------------------

              Total                                            $   (4,775)   $    9,099    $   6,902
             ------------------------------------------------------------------------------------------

     The effective rate of the provision for income taxes differs from the federal statutory rate because of the effect of the following items:

                                                                          YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                               1998           1997            1996
             -------------------------------------------------------------------------------------------
              Statutory rate                                     34.0%          35.0%          35.0%
              State income taxes, net of federal benefit          3.3            4.5            6.2
              Benefit of foreign sales  corporation,
                net of tax                                          -           (4.1)          (4.0)
              Research and development tax credit                   -           (0.9)          (0.8)
              Valuation allowance                               (15.6)             -              -
              Other                                              (1.0)          (0.2)          (1.4)
             -------------------------------------------------------------------------------------------

              Effective rate                                     20.7%          34.3%          35.0%
             -------------------------------------------------------------------------------------------

7. EMPLOYEE BENEFIT PLANS (in thousands except for percentages and average and per share data)

     The number of shares authorized under the following plans and the number of shares outstanding under those plans will be appropriately adjusted in the event of certain changes in the Company's capital structure, such as stock dividends or splits, or other recapitalizations.

     1993 EMPLOYEE STOCK PURCHASE PLAN   Under this plan, for which 520
shares of common stock have been reserved for issuance, eligible employees may elect up to 10% of their base cash compensation to be deducted each pay period for the purchase of the Company's common stock. On the last business day of each calendar quarter, shares of common stock are purchased with the employees' payroll deductions, at a price per share of 85% of the lesser of the closing market price of the common stock on the purchase date, or the closing market price on the first day of the period. Participants may not purchase more than 2 shares of common stock and not more than $25 worth of common stock in any one calendar year. The plan will terminate on January 1, 2003. In 1998, 1997 and 1996, 80, 45, and 62 shares, respectively, were issued, at average prices ranging from $3.08 to $11.05, $7.44 to $35.06, and $5.26 to $14.45, respectively.

     1993 STOCK OPTION/STOCK ISSUANCE PLAN   Under this plan, for which 1,799
shares of common stock have been reserved for issuance, employees, officers, directors and consultants may be granted incentive or non-qualified stock options. All outstanding options under any of the Company's previous stock option plans were incorporated into this plan but will continue to be governed by the terms and conditions under which those options were granted. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 1998 are exercisable quarterly over four years and expire in ten years.

     1997 SUPPLEMENTAL STOCK OPTION PLAN   On October 13, 1997, the Company's
Board of Directors adopted the 1997 Supplemental Stock Option Plan. Under this plan, for which 255 shares of common stock have been reserved for issuance, employees other than executive officers, consultants and independent advisors, may be granted non-qualified stock options. The options granted under this plan as of December 31, 1998 are exercisable quarterly over four years and expire in ten years.

     1998 STOCK OPTION PLAN   On June 9, 1998, the Company's stockholders
approved the 1998 Stock Option Plan. Under this plan, for which 575 shares of common stock have been reserved for issuance, employees, including officers, consultants, independent advisors and directors of the corporation, may be granted incentive or non-qualified stock options. The options granted under this plan as of December 31, 1998 are exercisable quarterly over four years and expire in ten years.

     NON-PLAN OPTIONS   On January 26, 1998 and July 24, 1998 the Company filed
S-8 registration statements, pursuant to which options were granted to the Company's Chief Information Officer and the General Manager, Digital Imaging Solutions, respectively. The Chief Information Officer was granted 30 shares at an exercise price of $26.13, the fair market value on the date of the grant, of which 24 shares were subsequently canceled subject to his termination of employment with the Company. The General Manager, Digital Imaging Solutions business unit, was granted 75 shares at an exercise price of $13.88, the fair value on the date of the grant. The options granted under both of these agreements are exercisable quarterly over four years and expire in ten years.

     RE-GRANTING OF STOCK OPTIONS   On May 12, 1998, the Stock Option
Committee of the Board of Directors approved a stock option re-granting program pursuant to which employees, excluding officers, of the Company could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price equal to the closing price of the Company's common stock on May 22, 1998. Approximately 200 shares were eligible for repricing, of which 198 were repriced at an exercise price of $10.56. The new options vested quarterly over four years from the date of re-grant and expire in ten years and would have become fully vested on May 22, 2002. These options were subsequently canceled because on November 13, 1998, the Stock Option Committee of the Board of Directors approved a stock option re-granting program pursuant to which employees could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price equal to the closing price of the Company's common stock on November 30, 1998. Approximately 1,046 shares were eligible for repricing, of which 820 were repriced at an exercise price of $5.75. The new options vest quarterly over four years from the date of re-grant and expire in ten years. The options issued under the re-grant program will become fully vested on November 30, 2002. Certain executive officers that participated in the re-grant program were required to forfeit a portion of stock options previously granted.

     A summary of option activity under all the Company's stock option plans and non-plan option grants is as follows:


                                                                     OPTIONS OUTSTANDING
                                                      --------------------------------------------------
                                          AVAILABLE                   WEIGHTED AVERAGE
                                          FOR GRANT       SHARES      EXERCISE PRICES   AGGREGATE PRICE
     ---------------------------------------------------------------------------------------------------
     BALANCES, DECEMBER 31, 1995                460            711         $   5.33        $  3,790
     Options granted                           (460)           460            11.29           5,197
     Options exercised                            -           (140)            3.90            (544)
     Options canceled                            89            (89)           10.17            (569)
     ---------------------------------------------------------------------------------------------------
     BALANCES, DECEMBER 31, 1996                 89            942             8.36           7,874
     Authorized                                 380              -                -               -
     Options granted                           (371)           371            30.42          11,297
     Options exercised                            -           (156)            5.05            (786)
     Options canceled                            42            (42)           19.25            (811)
     ---------------------------------------------------------------------------------------------------
     BALANCES, DECEMBER 31, 1997                140          1,115            15.75          17,574
     Authorized                                 771              -                -               -
     Options granted                         (1,857)         1,857             9.38          17,702
     Options exercised                            -            (55)            5.95            (327)
     Options canceled                         1,471         (1,471)           16.75         (24,572)
     ---------------------------------------------------------------------------------------------------
     BALANCES, DECEMBER 31, 1998                519          1,446         $   6.81        $  9,729

     Exercisable at December 31, 1996                          268         $   5.12
     Exercisable at December 31, 1997                          378         $   8.84
     EXERCISABLE AT DECEMBER 31, 1998                          422         $   8.50
     ---------------------------------------------------------------------------------------------------

     The following table summarizes outstanding stock option information at December 31, 1998:

                                                                                                 WEIGHTED
                                               WEIGHTED AVERAGE      WEIGHTED                    AVERAGE
                                   NUMBER         REMAINING           AVERAGE         NUMBER     EXERCISE
     RANGE OF EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE     PRICE
     -----------------------------------------------------------------------------------------------------------
      $   2.81  -  $   5.57            195              7.40          $   4.27           102       $    3.65
      $   5.58  -  $   7.18            862              9.89          $   5.75             -       $       -
      $   7.19  -  $  13.75            364              6.87          $   8.56           300       $    8.47
      $  13.76  -  $  39.50             25              8.22          $  33.56            20       $   33.70
     -----------------------------------------------------------------------------------------------------------
      $   2.81  -  $  39.50          1,446              8.76          $   6.73           422       $    8.50
     -----------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans and stock purchase plan been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss, loss per share - basic and loss per share -diluted for 1998 would have been increased by approximately $1,875, $0.16 and $0.16 per share, respectively. The Company's net income, earnings per share - basic and earnings per share - diluted for 1997 and 1996 would have been reduced by approximately $1,217 or $0.11 and $0.10 per share and $909 or $0.08 and $0.08 per share, respectively.

     The weighted-average fair value of the options granted during 1998, 1997 and 1996 is estimated as $8,800, $4,999 and $2,054, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield; expected volatility of 77%, 65% and 65%; risk-free interest rate of 6.0%, 6.1% and 6.0% and expected life of 3.41, 3.40 and 2.68 years

8.   SEGMENT AND GEOGRAPHIC INFORMATION (in thousands)

     The Company's business is organized, managed, and internally reported as two segments: the Digital Imaging Solutions business unit and the Textile business unit. Due to the similarity of production processes, distribution methods, customer and products, the segment information for the Digital Imaging Solutions and Textile business unit has been aggregated into one segment.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating profits or losses. Operating profit or loss for each segment includes research and development, sales, marketing and administrative charges directly attributable to the segment together with the allocation of certain corporate overhead and administrative charges. Costs excluded from segment operating profit or loss primarily consist of unallocated corporate expenses, including other income, interest income and expense and income taxes, as well as non-recurring charges including the 1998 restructuring charges. The Company does not include inter-segment transfers for the internal purposes. Segment assets include accounts receivable-net, inventory, property - net, and other miscellaneous assets. Corporate and unallocated assets include cash and cash equivalents, duties and taxes receivable, income taxes receivable, deferred income taxes, certain other assets, certain unallocated property - net and other miscellaneous assets.

     Summary information by segment as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                              DIGITAL IMAGING
                                                                 SOLUTIONS    CORPORATE AND         TOTAL
                                                                AND TEXTILE    UNALLOCATED         COMPANY
     -----------------------------------------------------------------------------------------------------------
     NET SALES                                       1998       $  110,055       $       -         $  110,055
                                                     1997          149,041               -            149,041
                                                     1996          107,437               -            107,437

     OPERATING INCOME                                1998          (20,734)         (2,934)           (23,668)
                                                     1997           26,493               -             26,493
                                                     1996           19,572               -             19,572

     ASSETS                                          1998           48,264          23,880             72,143
                                                     1997           72,105          18,190             90,295

     DEPRECIATION AND AMORTIZATION                   1998            4,093               -              4,093
                                                     1997            3,709               -              3,709
                                                     1996            2,726               -              2,726

     PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE     1998           12,479               -             12,479
     AND INVENTORIES                                 1997              198               -                198
                                                     1996            3,987               -              3,987

     Additional information regarding revenue by products and service groups for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                  1998            1997               1996
                                          ---------------------------------------------------
     Printers and accessories               $   65,070      $  111,033         $   89,411
     Ink and media                              39,243          32,737             15,051
     Service, royalties and contracts            5,742           5,271              2,975
                                          ---------------------------------------------------
     Total                                  $  110,055      $  149,041         $  107,437
                                          ---------------------------------------------------
                                          ---------------------------------------------------


     In 1998 and 1997 no one customer accounted for more than 10% of net sales, and in 1996, one customer accounted for 15% of net sales.


     The Company has subsidiaries located in France, Germany and England to which it pays commissions for sales to customers that they identify. The revenues, operating profits and identifiable assets of these European subsidiaries are not material.


     Net sales from principal geographic areas were as follows:

                                                                    1998             1997               1996
                                                            ---------------------------------------------------
     Europe, Middle East and Africa                           $   42,770       $   46,948        $    32,151
     Asia Pacific                                                 16,026           28,412             23,215
     Americas, excluding United States                            10,328           12,011              9,669
                                                            ---------------------------------------------------
     Export sales                                                 69,124           87,371             65,035
     Domestic                                                     40,931           61,670             42,386
                                                            ---------------------------------------------------
     Total net sales                                          $  110,055       $  149,041        $   107,421
                                                            ---------------------------------------------------
                                                            ---------------------------------------------------

     Receivables from export sales at December 31, 1998 and 1997 were approximately $15,479 and $23,200 respectively.


QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share data)


     Summarized quarterly financial information for each of the three years ended December 31, 1998, 1997, and 1996 is as follows:

                                             QUARTER 1    QUARTER 2     QUARTER 3      QUARTER 4          YEAR
     ------------------------------------------------------------------------------------------------------------
     YEAR ENDED DECEMBER 31, 1998
     Net sales                              $   23,517    $   34,695    $  24,201     $   27,642    $  110,055
     Gross profit                                8,898        14,109        5,716            686        29,409
     (Loss) income from operations              (2,060)        2,215       (5,972)       (17,851)      (23,668)
     Net (loss) income                            (726)        1,374       (3,918)       (15,036)      (18,306)
     (Loss) earnings per share - basic      $    (0.06)   $     0.12   $    (0.34)    $    (1.30)   $    (1.58)
     (Loss) earnings per share - diluted    $    (0.06)   $     0.12   $    (0.34)    $    (1.30)   $    (1.58)
     ------------------------------------------------------------------------------------------------------------

     YEAR ENDED DECEMBER 31, 1997
     Net sales                              $   31,511    $   37,725    $  38,509     $   41,296    $  149,041
     Gross profit                               15,406        17,665       18,100         19,611        70,782
     Income from operations                      5,642         6,398        6,811          7,642        26,493
     Net income                                  3,694         4,223        4,443          5,069        17,429
     Earnings per share - basic             $     0.33    $     0.37    $    0.39     $     0.44    $     1.53
     Earnings per share - diluted           $     0.31    $     0.35    $    0.37     $     0.42    $     1.45
     ------------------------------------------------------------------------------------------------------------

     YEAR ENDED DECEMBER 31, 1996
     Net sales                              $   19,618    $   24,752    $  30,047     $   33,020    $  107,437
     Gross profit                                9,217        11,990       14,142         16,067        51,416
     Income from operations                      3,157         4,357        5,594          6,464        19,572
     Net income                                  2,099         2,805        3,732          4,217        12,853
     Earnings per share - basic             $     0.19    $     0.25    $    0.33     $     0.37    $     1.15
     Earnings per share - diluted           $     0.18    $     0.24    $    0.31     $     0.35    $     1.08
     ------------------------------------------------------------------------------------------------------------