Form 10-Q
period 1999-03-31
ENCAD INC
filed 1999-05-14
CIK 913599

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

                    For the fiscal quarter ended March 31, 1999

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

The number of shares outstanding of the Registrant's Common Stock as of March 31, 1999, was 11,672,486.

ENCAD, INC.

INDEX

                                                                   PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
            March 31, 1999 and December 31, 1998 . . . . . . . . . . 1

          Consolidated Statements of Income for the
            three months ended March 31, 1999 and 1998 . . . . . . . 2

          Consolidated Statements of Cash Flows for the
            three months ended March 31, 1999 and 1998 . . . . . . . 3

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14


PART I. - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

ENCAD, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                   MARCH 31   December 31,
                                                                     1999         1998
                                                                  ----------- ------------
                                                                  (UNAUDITED)    (Note)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                   $ 1,535   $   586
         Accounts receivable - net                                    27,704    29,063
         Inventories                                                  15,255    16,205
         Income taxes receivable                                         -       2,403
         Deferred income taxes                                         5,669     6,025
         Prepaid expenses                                                734       825
                                                                     -------   -------
                  Total current assets                                50,897    55,107

PROPERTY - NET                                                        15,478    15,604
OTHER ASSETS                                                           1,886     1,432
                                                                     -------   -------
TOTAL ASSETS                                                         $68,261   $72,143
                                                                     -------   -------
                                                                     -------   -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                            $ 9,686   $11,785
         Accrued expenses and other liabilities                        7,245     6,002
         Borrowings under line of credit                               2,500     6,000
                                                                     -------   -------
                  Total current liabilities                           19,431    23,787
                                                                     -------   -------

OTHER LIABILITIES                                                        827       813

STOCKHOLDERS' EQUITY:
         Preferred stock - no par value;  5,000 shares authorized,
           Series A Junior Participating Preferred Stock - no shares
           issued and outstanding                                        -         -
         Common stock, par value - $.001 per share, 60,000 shares
           authorized, 11,672 and 11,636 shares issued and
           outstanding at March 31, 1999 and December 31, 1998            12        12
         Additional paid -in capital                                  18,815    18,704
         Accumulated earnings                                         29,176    28,827
                                                                     -------   -------
                  Total stockholders' equity                          48,003    47,543
                                                                     -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $68,261   $72,143
                                                                     -------   -------
                                                                     -------   -------


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(in thousands, except per share data)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                          -------------------
                                            1999        1998
                                          -------     -------
NET SALES                                 $28,982     $23,517

COST OF SALES                              16,579      14,619

                                          -------     -------
GROSS PROFIT                               12,403       8,898
                                          -------     -------

MARKETING AND SELLING                       5,722       5,768

RESEARCH AND DEVELOPMENT                    2,932       2,607

GENERAL AND ADMINISTRATIVE                  3,091       2,583

                                          -------     -------
                                           11,745      10,958
                                          -------     -------

INCOME (LOSS) FROM OPERATIONS                 658      (2,060)

OTHER INCOME                                    -         999

INTEREST EXPENSE - NET                       (118)       (100)
                                          -------     -------

INCOME (LOSS) BEFORE INCOME TAXES             540      (1,161)

PROVISION FOR INCOME TAXES                    191        (435)
                                          -------     -------

NET INCOME (LOSS)                         $   349     $  (726)
                                          -------     -------

EARNINGS (LOSS) PER SHARE - BASIC         $  0.03     $ (0.06)
                                          -------     -------

EARNINGS (LOSS) PER SHARE - DILUTED       $  0.03     $ (0.06)
                                          -------     -------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC                 11,636     11,528
                                          -------     -------
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING - DILUTED    11,725      11,528
                                          -------     -------

See Notes to Consolidated Financial Statements.

ENCAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                   1999            1998
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $   349           $  (726)
     Adjustments to reconcile net income (loss)
       to cash provided by (used in)
       operating activities:
          Depreciation and amortization                             821               936
          Provision for losses on accounts
            receivable and inventories                               29               150
       Tax benefit from exercise of stock options                     -               247
       Changes in assets and liabilities:
          Accounts receivable                                     1,330            10,301
          Inventories                                               950            (3,106)
          Income taxes receivable                                 2,403                 -
          Deferred income taxes                                     356              (361)
          Prepaid expenses and other assets                        (363)           (1,185)
          Accounts payable                                       (2,099)           (4,559)
          Accrued expenses and other liabilities                  1,257            (4,333)
                                                                -------           -------
            Cash provided by (used in) operating activities       5,033            (2,636)
                                                                -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property                                            (695)           (1,524)
                                                                -------           -------
            Cash used in investing activities                      (695)           (1,524)
                                                                -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Common Stock options and sale of stock under
     employee stock purchase plan                                   111               439
  Net borrowings under line of credit                            (3,500)            2,649
                                                                -------           -------
            Cash (used in) provided by financing activities      (3,389)            3,088
                                                                -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                949            (1,072)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    586             1,265
                                                                -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,535           $   193
                                                                -------           -------
                                                                -------           -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Net cash (received) paid during the period
  for income taxes                                              $(3,416)          $ 2,010
                                                                -------           -------
                                                                -------           -------
  Cash paid during the period for interest                      $   117           $    82
                                                                -------           -------
                                                                -------           -------

See Notes to Consolidated Financial Statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
(in thousands, except per share data)

1) BASIS OF PRESENTATION - The accompanying consolidated financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Annual Report"). The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

    The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three-month period ended March 31, 1999.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2)  INVENTORIES:

                                             MARCH 31,      December 31,
                                               1999             1998
                                             ---------      ------------
                 Raw materials                $ 6,415          $ 5,061
                 Work-in-process                  474              269
                 Finished goods                 8,366           10,875
                                              -------          -------
                    Total                     $15,255          $16,205
                                              -------          -------
                                              -------          -------

3) COMPREHENSIVE INCOME - There are no material current differences between net income and comprehensive income, and accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

4) REVOLVING LINE OF CREDIT - At March 31, 1999, the Company had available a $20,000 revolving line of credit currently set to expire in January 2000. $2,500 was outstanding under the line of credit at March 31, 1999 and $6,000 at December 31, 1998. At March 31, 1999, the Company was not in compliance with one financial covenant which was subsequently waived by the bank. The Company is currently renegotiating the credit agreement with the bank, including lowering the available amount to $15,000. The new line would be secured by certain assets of the Company with a borrowing base limited to eligible accounts receivable and inventory and would redefine the financial covenants. During this process, the bank has permitted the Company to continue to make withdrawals from the line.

5) EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

    The following table is a reconciliation of the basic and diluted earnings per share computations for the three month periods ended March 31, 1999 and 1998:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             ---------------------
                                               1999         1998
                                             --------    ---------
     Net income (loss)                       $   349     $   (726)
                                             --------    ---------
     Earnings (loss) per share - basic       $  0.03     $  (0.06)
                                             --------    ---------
                                             --------    ---------
     Basic weighted average common
            shares outstanding
                                               11,636       11,528
     Effect of dilutive securities:
            Stock options
                                                   89            0
                                             --------    ---------
     Diluted weighted average common
     and common equivalent shares
            outstanding                        11,725       11,528
                                             --------    ---------
     Earnings (loss) per share - diluted      $  0.03     $  (0.06)
                                             --------    ---------
                                             --------    ---------

6) SEGMENT INFORMATION - The Company's business was organized, managed and internally reported as two segments: the Digital Imaging Solutions business unit and the Textile business unit. Due to the similarity of production processes, distribution methods, customers and products, the segment information for the Digital Imaging Solutions and Textile business units has been aggregated into one segment. Subsequent to March 31, 1999, the Company initiated a restructure plan to consolidate the Textile business unit into the Digital Imaging Solutions business unit resulting in the Company managing and internally reporting the Company's business as one segment. See Note 7.

    The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements to the Company's 1998 Annual Report. The Company evaluated the performance of its operating segments based on operating profits or losses. Operating profit or loss for each segment includes research and development, sales, marketing and administrative charges directly attributable to the segment together with the allocation of certain corporate overhead and administrative charges. Costs excluded from segment operating profit or loss primarily consist of unallocated corporate expenses, including other income, interest income and income taxes. The Company does not include inter-segment transfers for internal reporting purposes. Segment assets include accounts receivable -net, inventory, property-net, and other miscellaneous assets. Corporate and unallocated assets include cash and cash equivalents, duties receivable, deferred income taxes, certain other assets, certain unallocated property-net, and miscellaneous assets.

    Summary information by segment for the three months ended March 31, 1999 and 1998 is as follows:

                                         DIGITAL IMAGING  CORPORATE
                                         SOLUTIONS AND    AND           TOTAL
                                         TEXTILE          UNALLOCATED   COMPANY
          ----------------------------------------------------------------------
          NET SALES                1999    $ 28,982        $   -       $ 28,982
                                   1998      23,517            -         23,517

          OPERATING INCOME         1999         658            -            658
                                   1997      (2,060)           -         (2,060)

7) SUBSEQUENT EVENT - On April 22, 1999, the Company consolidated its Digital Imaging Solutions and Textile business units in order to further leverage the Company's resources in support of its solutions-based, vertical market strategy.

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

           The following table sets forth, as a percentage of net sales, certain consolidated statements of income data for the periods indicated.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                             1999         1998
                   -------------------------------------------------------------
                   NET SALES                                100.0%       100.0%
                   COST OF SALES                             57.2%        62.2%
                   -------------------------------------------------------------
                   GROSS PROFIT                              42.8%        37.8%
                   -------------------------------------------------------------
                   MARKETING AND SELLING                     19.7%        24.5%
                   RESEARCH AND DEVELOPMENT                  10.1%        11.1%
                   GENERAL AND ADMINISTRATIVE                10.7%        11.0%
                   -------------------------------------------------------------
                   INCOME (LOSS) FROM OPERATIONS              2.3%        (8.8%)
                   OTHER INCOME                                 -          4.3%
                   INTEREST EXPENSE - NET                    (0.4%)       (0.4%)
                   -------------------------------------------------------------
                   INCOME (LOSS) BEFORE INCOME Taxes          1.9%        (4.9%)
                   PROVISION FOR INCOME TAXES                 0.7%        (1.8%)
                   -------------------------------------------------------------
                   NET INCOME (LOSS)                          1.2%        (3.1%)
                   -------------------------------------------------------------

RESULTS OF OPERATIONS

   NET SALES - Our net sales for the three-month period ended March 31, 1999 increased 23% over the same period of 1998. This increase was due primarily to sales of the NovaJet Pro 600e which was introduced in May 1998. Also contributing to the increase was the cessation of rebate programs which were required to match competitive offerings during 1998. During the first quarter of 1999, supply sales increased 5% over the first quarter of 1998, and accounted for approximately 32% of net sales during the first quarter of 1999 versus 38% during the same period of 1998. Net sales to OEM customers for the first quarter of 1999 remained flat when compared to the first quarter of 1998, and accounted for 20% of product sales in the first quarter of 1999 versus 25% during the same period of 1998.

   One customer, Tekgraf, Inc., a U.S. distributor, accounted for 14% of net sales during the first quarter of 1999, whereas no one customer accounted for more than 10% of net sales during the first quarter of 1998.

   COST OF SALES - Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales decreased to 57% during the first quarter of 1999 down from 62% during the same period of 1998, causing a comparable increase in gross profit/margin percentages. This decrease was due largely to an increase in average selling prices due to the cessation of the rebate programs and the continued strength in sales of the high margin products, primarily the NovaJet Pro 600e. Also contributing to the decrease was the effect of cost reduction programs that have been in place throughout the last two quarters. Our future success will depend, in part, on our ability to develop and manufacture competitive higher margin products and continue to achieve cost reductions for our existing products.

   MARKETING AND SELLING - Marketing and selling expenses were 20% of net sales during the first quarter of 1999 compared to 25% during the same period of 1998 and decreased by 1% in absolute dollars from the first quarter of 1998. This decrease was due to decreased trade show, advertising and promotional activity as a result of a more focused and cost effective approach to marketing and selling. As a result of the consolidation of our printer and supplies business units, and most recently our textile business unit, into one business unit, marketing and selling expenses during the remainder of 1999 are expected to remain at levels below prior periods as we intend to continue to promote our products and support our marketing and selling activities in a more cost effective manner. We may, however, need to increase costs related to marketing programs required to support our distribution channel.

   RESEARCH AND DEVELOPMENT - Research and development spending during the first quarter of 1999 grew by 12% in absolute dollars over the same period of 1998, but decreased as a percentage of sales from 11% during the first quarter of 1998 to 10% during the first quarter of 1999. The increase in spending was driven by new product development. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products and consequently expect that 1999 research and development expenses will continue to increase in absolute dollars over 1998.

   GENERAL AND ADMINISTRATIVE - General and administrative expenses were 11% of net sales during the first quarter of both 1999 and 1998 and increased by 20% in absolute dollars over the first quarter of 1998. This increase was due largely to increased legal fees related primarily to the numerous lawsuits in which we are currently engaged.

   OTHER INCOME - Other income for the first quarter of 1998 included payments received under a product development and license agreement signed during the quarter. Under this agreement, we are assisting in the development of a wide-format color inkjet product targeted for markets outside of our focus. We received additional reimbursements for engineering expenses in 1998 and the first quarter of 1999 and will receive royalties on future product sales, if any.

   INTEREST EXPENSE - NET - Interest expense - net during the first quarter of 1999 totaled $118 compared to $100 during the first quarter of 1998. Increased average amounts outstanding on our line of credit during the first quarter of 1999 caused the increase in interest expense.

   PROVISION FOR INCOME TAXES - The effective income tax rate was 35% for the first quarter of 1999 compared to 37% for the first quarter of 1998. The decrease in the effective tax rate is due largely to a tax benefit received in 1999 related to taxable international income that was not available in 1998 due to a lack of taxable international income.

   NET INCOME(LOSS) - The previously described elements caused net income during the first quarter of 1999 to stand at $349 compared to a net loss of $726 during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

   We have historically funded our operations primarily through cash flow provided from operations. As of March 31, 1999, we had cash and cash equivalents totaling $1,535 and working capital of $31,466. In comparison, we had cash and cash equivalents totaling $586, and working capital of $31,320 as of December 31, 1998. The increase in cash and cash equivalents was due primarily to the receipt of an income tax refund, collections of accounts receivable and operating income during the first quarter of 1999.

   We have received, and anticipate we will continue to receive, the majority of our cash from collections of accounts receivable from our distributors and OEMs. These groups in general have a history of timely payments;

however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by our international customers.

   At March 31, 1999, net accounts receivable decreased by $1,359 from 1998's year end balance of $29,063. This decrease was due primarily to increased collections and higher net sales from domestic customers, who typically pay faster than our international customers.

   We invest our excess cash in money market accounts and have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not experienced, to date, any losses on our short-term investments.

   Inventory levels decreased by $950 at March 31, 1999 from $16,205 at the end of 1998. This decrease was primarily attributable to a more focused effort to reduce finished good inventories while maintaining required availability to meet demand.

   During the quarters ended March 31, 1999 and 1998, we made capital expenditures of $695 and $1,524, respectively. In the first quarter of 1998 we primarily incurred costs related to the implementation of a new enterprise-wide information system, whereas 1999's amounts were related primarily to computer and related systems. During the remainder of 1999, we plan to increase our capital expenditures, especially for tooling related to new products, computers and related systems and network assets.

   At March 31, 1999, we had available a $20,000 revolving line of credit which expires in January 2000. $2,500 was outstanding under the line of credit at March 31, 1999 and $6,000 at December 31, 1998. The line requires us to maintain certain financial ratios. At March 31, 1999, we were not in compliance with one financial covenant which was subsequently waived by the bank. We are currently renegotiating the credit agreement with the bank, including lowering the available amount to $15,000. The new line would be secured by certain of our assets with a borrowing base limited to eligible accounts receivable and inventory and would redefine the financial covenants.
 During this process, the bank has permitted us to continue to make withdrawals from the line.

   We believe that our existing cash and cash equivalents, cash generated from operations, funds available from various financing alternatives involving our owned headquarter facilities, and funds available under the bank line of credit will be sufficient to satisfy our currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products, as well as the selling price and costs of these products. There can be no assurances that future cash requirements to fund operations will not require us to seek additional capital, or that such additional capital will be available when required on terms acceptable to us. To date, inflation has not had a significant effect on our operating results.

   YEAR 2000 COMPLIANCE - We utilize computer technologies throughout our business to conduct our day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in our facilities systems and equipment. We must determine whether our products and systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. To do so, we are using a multi-phased concurrent approach. Specific project phases include: awareness, assessment, remediation, validation and implementation. We have completed the awareness phase of this project. Furthermore, we have nearly completed the assessment phase and are well into the remediation phase.

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

   We are in the process of communicating with our significant suppliers, customers and critical business partners to determine the extent to which we may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. We have taken steps to monitor the progress made by those parties, and to the extent possible, plan to test critical system interfaces, as the year 2000 approaches. We will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While we are not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which we rely will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on us.

RISKS AND UNCERTAINTIES

   OUR QUARTERLY OPERATING RESULTS CAN FLUCTUATE SIGNIFICANTLY.

   Our quarterly operating results can fluctuate significantly depending on a number of factors. Any one of these factors could have a material adverse effect on our financial condition or results of operations. These factors include:

   - timing of product announcements and subsequent introductions of products by us and our competitors;
   - timing of shipments of our products, including the mix of product families shipped;
   -  changes in prices by us and our competitors;
   -  market acceptance of new products;
   -  availability and cost of components;
   -  price protection for selling price reductions offered to customers.
   -  currency fluctuations; and
   -  seasonality.

   In addition, the timing of expenditures for staffing and related support costs, advertising, trade show attendance, promotion, research and development expenditures, and, of course, changes in general economic conditions can impact quarterly performance. We may experience significant quarterly fluctuations in net sales as well as operating expenses with respect to future new product introductions. In addition, our component purchases, production and spending levels are based upon forecast demand for our products. Accordingly, any inaccuracy in forecasting could adversely affect our financial condition and results of operations in any financial period. Demand for our products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. Failure to complete shipments during a quarter also could have a material adverse effect on our financial condition or results of operations. Quarterly results are not necessarily indicative of future performance for any particular period. We may not be able to maintain the levels of sales and profitability experienced over the past several years on a quarterly or annual basis.

    THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING AND WE MAY NOT BE SUCCESSFUL IN COMPETING IN THIS MARKET.

    The markets for our printers and supplies are highly competitive and rapidly changing. Several new competitors, including Seiko Epson Corporation, have entered the market. Our principal competitor is Hewlett-Packard Company, which dominates the CAD category of the wide-format inkjet markets and is our principal competition in the graphic arts category. In addition to direct competition in inkjet printers and related supplies, our products also face competition from other technologies in the wide-format market. The competition to sell ink, media and software products to the customer is also intense. Some of our current and prospective competitors, particularly Hewlett-Packard and Epson, have significantly greater financial, technical, manufacturing and marketing resources than us. Our ability to compete in the wide-format inkjet market depends on a number of factors within and outside our control, including:

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

    IF OUR COMPETITORS ARE SUCCESSFUL IN ESTABLISHING THAT THEIR INTELLECTUAL PROPERTY RIGHTS ARE VIOLATED BY OUR PRODUCTS, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

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

    For the quarters ended March 31, 1999 and 1998, sales outside the United States represented approximately 56% and 65% of our net sales, respectively. Even with the recent decline in our business in Asia, we expect export sales to continue to represent a significant portion of our sales. All of our products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets. International sales and operations may also be subject to risks such as:

    -  imposition of governmental controls;
    -  export license requirements;
    -  restrictions on the export of critical technology;
    -  currency exchange fluctuations;
    -  political instability;
    -  trade restrictions;
    -  changes in tariffs;
    -  difficulties in staffing and managing international operations; and
    -  collecting accounts receivable.

    In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States. As we continue to pursue our international business, these factors may have an adverse effect on our sales and, consequently, on our business.

    WE ARE DEPENDENT ON OUR DISTRIBUTORS AND OEMS TO SELL AND MARKET OUR PRODUCTS AND THEY MAY NOT DEVOTE SUFFICIENT RESOURCES TO THIS TASK TO ENSURE OUR SUCCESS.

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

    MANAGEMENT OF THE GROWTH OF OUR BUSINESS MAY PLACE STRAINS ON OUR
    OPERATIONS.

    We have experienced growth in the past that placed, and, if continued, will continue to place, a significant strain on our management, employees, systems and operations. Our future operating results will depend on our ability to continue to broaden our senior management group, attract, hire and retain skilled employees and enhance or replace existing operational information and financial control systems. We may encounter difficulties in successfully integrating new personnel into the organization, and changes to our information and financial control systems may not be effective. Our inability to manage growth effectively could have a material adverse effect on our business.

    AS THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE IN THE PAST AND MAY CONTINUE TO BE SO IN THE FUTURE, AN INVESTMENT IN OUR COMMON STOCK MAY YIELD UNCERTAIN RESULTS.

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

    In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme volatility, which has often been unrelated to the operating performance of affected companies. The market price of our common stock may continue to experience significant fluctuations that are unrelated to our operating performance.

    WE HAVE NOT COMPLETED OUR SURVEY OF OUR VENDORS OR CUSTOMERS OR OUR TESTING OF THE SYSTEMS USED IN OUR BUSINESS TO DETERMINE IF THEY ARE YEAR 2000 COMPLIANT; FAILURE TO BE YEAR 2000 COMPLIANT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

    All year 2000 remediation processes may not be completed and properly tested before the year 2000. Any contingency plans we develop may not sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of our ability to conduct our business due to a year 2000 readiness problem could have a material adverse effect on us. For a discussion of our year 2000 initiatives, please see "Year 2000 Compliance".

    WE DO NOT PAY DIVIDENDS ON OUR COMMON STOCK AND YOU WILL HAVE TO RELY ON INCREASES IN ITS PRICE TO GET A RETURN ON YOUR INVESTMENT.

    We have not paid dividends on our common stock. We currently intend to continue this policy to retain earnings, if any, for use in our business. In addition, our line of credit arrangement prohibits the payment of cash dividends without prior bank approval if amounts are outstanding under such line of credit.

    OUR CHARTER DOCUMENTS AND RIGHTS PLAN MAY PREVENT A CHANGE OF CONTROL WHICH IS IN YOUR BEST INTERESTS.

    The stockholder rights plan and our charter documents may discourage certain types of transactions involving an actual or potential change in control of your company, including transactions in which you might otherwise receive a premium for your shares over then-current market prices. Provisions in the charter documents may limit your ability to approve transactions that you deem to be in your best interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands, except percentages)

   Our only financial instruments with market risk exposure are revolving line of credit borrowings, which totaled $2,500 at March 31, 1999. The amount of variable rate debt fluctuates during the year based upon our cash requirements. Maximum borrowings at any time during the first quarter of 1999 were $7,300. Based on the outstanding balance at March 31, 1999, an adverse 10% change in the interest rate underlying these borrowings would result in a $20 annual change in our pre-tax earnings and cash flow.

   These instruments are non-trading in nature and carry interest at the bank's prime rate (7.75% at March 31, 1999) or at our option, a rate based on the London Interbank Overnight Rate (5.00% at March 31, 1999 plus 1.25 to 1.75% based upon certain ratios). Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

   In January 1999, we filed a lawsuit against Hewlett Packard in the California Superior Court for the County of San Francisco, alleging sales of competitive products below cost and as loss leaders, in violation of the California Unfair Trade Practices Act. We are seeking injunctive relief enjoining Hewlett Packard from offering to sell or selling any article or product below cost and monetary damages. Hewlett Packard has since discontinued such sales practices, however, we are still continuing to seek monetary damages.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES (in thousands)

   At March 31, 1999 we had available a $20,000 revolving line of credit which expires in January 2000. $2,500 was outstanding under the line of credit at March 31, 1999 and $6,000 at December 31, 1998. The line requires us to maintain certain financial ratios. At March 31, 1999 we were not in compliance with one financial covenant which was subsequently waived by the bank. We are currently renegotiating the credit agreement with the bank, including lowering the available amount to $15,000. The new line would be secured by certain assets of the Company with a borrowing base limited to eligible accounts receivable and inventory and would redefine the financial covenants. During this process, the bank has permitted us to continue to make withdrawals from the line.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.   OTHER INFORMATION

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     3.1  Certificate of Incorporation of the Company (filed as Exhibit 3.1).(1)

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

     4.2  First Amendment to the Company's Rights Plan.(3)

     27.1 Financial Data Schedule.

----------------
(1) Filed as an exhibit to Registrant's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

(3) Filed as exhibit to the Registrant's Registration Statement on Form 8-A12G/A (No. 000-23034) and incorporated herein by reference.


     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999

                                  ENCAD, Inc.
                                  (Registrant)




                                  /s/ Todd W. Schmidt
                                  -----------------------------------
                                  (Todd W. Schmidt)
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)