Form 10-Q
period 1999-06-30
ENCAD INC
filed 1999-08-16
CIK 913599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE  ACT OF 1934


                   For the fiscal quarter ended June 30, 1999

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


       Registrant's telephone number, including area code: (858) 452-0882


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


The number of shares outstanding of the Registrant's Common Stock as of July 31, 1999, was 11,735,356.

ENCAD, INC.

INDEX

                                                                                                         PAGE
PART I - FINANCIAL INFORMATION


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                    June 30, 1999 and December 31, 1998...................................................1

                  Consolidated Statements of Income for the
                    three and six months ended June 30, 1999 and 1998.....................................2

                  Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1999 and 1998...............................................3

                  Notes to Consolidated Financial Statements..............................................4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...................................................6

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK..........................................................................13


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS......................................................................13

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................13

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES........................................................13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................14

ITEM 5.           OTHER INFORMATION......................................................................14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................................14

SIGNATURES...............................................................................................15


PART I. - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                          JUNE 30,             December 31,
                                                                            1999                   1998
                                                                     --------------------   -------------------
                                                                         (UNAUDITED)              (Note)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $    3,261              $    586
     Accounts receivable - net                                                    26,235                29,063
     Income taxes receivable                                                           -                 2,403
     Inventories                                                                  13,231                16,205
     Deferred income taxes                                                         4,720                 6,025
     Prepaid expenses                                                                685                   825
                                                                     --------------------   -------------------
            Total current assets                                                  48,132                55,107

PROPERTY - NET                                                                    15,126                15,604
OTHER ASSETS                                                                       1,860                 1,432
                                                                     --------------------   -------------------
TOTAL ASSETS                                                                  $   65,118            $   72,143
                                                                     --------------------   -------------------
                                                                     --------------------   -------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                         $    8,450            $   11,785
     Accrued expenses and other liabilities                                        6,678                 6,002
     Borrowings under line of credit                                                   -                 6,000
                                                                     --------------------   -------------------
            Total current liabilities                                             15,128                23,787
                                                                     --------------------   -------------------

OTHER LIABILITIES                                                                    884                   813

STOCKHOLDERS' EQUITY:
     Preferred stock - $.001 par value, 5,000 shares authorized,
         Series A Junior Participating Preferred Stock - no shares
         issued and outstanding                                                        -                     -
     Common stock - $.001 par value, 60,000 shares authorized,
         11,732 and 11,636 shares issued and outstanding at
         June 30, 1999 and December 31, 1998                                          12                    12
     Additional paid -in capital                                                  19,111                18,704
     Accumulated earnings                                                         29,983                28,827
                                                                     --------------------   -------------------
            Total stockholders' equity                                            49,106                47,543
                                                                     --------------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   65,118            $   72,143
                                                                     --------------------   -------------------
                                                                     --------------------   -------------------


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(in thousands, except per share data)

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  --------------------------------  -------------------------------
                                                       1999             1998            1999             1998
                                                  ----------------  --------------  --------------   --------------
                                                  ----------------  --------------  --------------   --------------
NET SALES                                                $ 29,253        $ 34,695        $ 58,235         $ 58,212
COST OF SALES                                              16,448          20,586          33,027           35,205
                                                  ----------------  --------------  --------------   --------------
GROSS PROFIT                                               12,805          14,109          25,208           23,007
                                                  ----------------  --------------  --------------   --------------

MARKETING AND SELLING                                       5,653           6,773          11,375           12,541
RESEARCH AND DEVELOPMENT                                    3,328           2,669           6,260            5,276
GENERAL AND ADMINISTRATIVE                                  2,522           2,452           5,613            5,035
                                                  ----------------  --------------  --------------   --------------
                                                           11,503          11,894          23,248           22,852
                                                  ----------------  --------------  --------------   --------------

INCOME FROM OPERATIONS                                      1,302           2,215           1,960              155
OTHER INCOME                                                    -               -               -              999
INTEREST EXPENSE - NET                                       (51)           (114)           (169)             (214)
                                                  ----------------  --------------  --------------   --------------

INCOME BEFORE INCOME TAXES                                  1,251           2,101           1,791              940
PROVISION FOR INCOME TAXES                                    444             727             635              292
                                                  ----------------  --------------  --------------   --------------
NET INCOME                                                 $  807         $ 1,374         $ 1,156           $  648
                                                  ----------------  --------------  --------------   --------------
                                                  ----------------  --------------  --------------   --------------

EARNINGS PER SHARE - BASIC                                 $ 0.07          $ 0.12          $ 0.10          $  0.06
                                                  ----------------  --------------  --------------   --------------
                                                  ----------------  --------------  --------------   --------------

EARNINGS PER SHARE - DILUTED                               $ 0.07          $ 0.12          $ 0.10          $  0.05
                                                  ----------------  --------------  --------------   --------------
                                                  ----------------  --------------  --------------   --------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                               11,694          11,565          11,665           11,546
                                                  ----------------  --------------  --------------   --------------

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING - DILUTED                  11,954          11,764          11,811           11,918
                                                  ----------------  --------------  --------------   --------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------------
                                                                                   1999               1998
                                                                              ----------------  -----------------
OPERATING ACTIVITIES:
     Net income                                                                 $      1,156      $        648
     Adjustments to reconcile net income  to cash provided by
        (used in) operating activities:
          Depreciation and amortization                                                1,649             1,992
          Provision for losses on accounts receivable and inventories                   (144)              150
          Tax benefit from exercise of stock options                                      16               295
          Changes in assets and liabilities:
              Accounts receivable                                                      2,972             2,047
              Income taxes receivable                                                  2,403              -
              Inventories                                                              2,974             1,815
              Deferred income taxes                                                    1,305               (98)
              Prepaid expenses and other assets                                         (288)           (1,627)
              Accounts payable                                                        (3,335)           (1,998)
              Accrued expenses and other liabilities                                     747            (3,269)
                                                                              ----------------  -----------------
                  Cash provided by (used in) operating activities                      9,455               (45)
                                                                              ----------------  -----------------
INVESTING ACTIVITIES:
     Purchases of property                                                            (1,171)           (2,864)
                                                                              ----------------  -----------------
                  Cash used in investing activities                                   (1,171)           (2,864)
                                                                              ----------------  -----------------
FINANCING ACTIVITIES:
     Exercise of common stock options and sale of stock under
        employee stock purchase plan                                                     391               613
     Net borrowings under line of credit                                              (6,000)            1,739
                                                                              ----------------  -----------------
                  Cash (used in) provided by financing activities                     (5,609)            2,352
                                                                              ----------------  -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,675              (557)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         586             1,265
                                                                              ----------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      3,261      $        708
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash (received) paid during the period for income taxes                    $     (3,416)     $      2,031
     Cash paid during the period for interest                                   $        210      $        189

See Notes to Consolidated Financial Statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited (in thousands, except per share data)

1) BASIS OF PRESENTATION -- The accompanying consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Annual Report"). The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

      The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three and six month periods ended June 30, 1999.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2)    INVENTORIES:

                                                                  JUNE 30,          December 31,
                                                                    1999                1998
                                                               ----------------    ----------------
                   Raw materials                                $     4,918        $       5,061
                   Work-in-process                                       86                  269
                   Finished goods                                     8,227               10,875
                                                               ================    ================
                          Total                                 $    13,231        $      16,205
                                                               ================    ================

3) COMPREHENSIVE INCOME -- There are no material current differences between net income and comprehensive income, and accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

4) REVOLVING LINE OF CREDIT -- At June 30, 1999, the Company had available a $15,000 revolving line of credit currently set to expire in January 2000. No amounts were outstanding under the line of credit at June 30, 1999 and $6,000 was outstanding under a prior agreement at December 31, 1998. The line is secured by certain assets of the Company with a borrowing base limited to eligible accounts receivable and inventory and is subject to certain financial covenants.

5) EARNINGS PER SHARE -- Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

      The following table is a reconciliation of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 1999 and 1998:

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                  ------------------------- ---------------------------
                                                     1999         1998         1999          1998
                                                  ------------ ------------ ----------- ---------------
Net income                                         $      807    $  1,374    $   1,156    $      648
                                                  ============ ============ =========== ===============
Earnings per share - basic                         $     0.07    $   0.12    $    0.10    $     0.06
                                                  ============ ============ =========== ===============
Basic weighted average common
        shares outstanding                             11,694      11,565       11,665        11,546
Effect of dilutive securities:
        Stock options                                     260         199          146           372
                                                  ------------ ------------ ----------- ---------------
Diluted weighted average common and
        common equivalent shares outstanding           11,954      11,764       11,811        11,918
                                                  ============ ============ =========== ===============
Earnings per share - diluted                       $     0.07    $   0.12    $    0.10    $     0.05
                                                  ============ ============ =========== ===============

6) SEGMENT INFORMATION -- For the years ended December 31, 1997 and 1998, and during the first quarter of 1999 the Company's business was organized, managed and internally reported as two segments: the Digital Imaging Solutions business unit and the Textile business unit. Due to the similarity of production processes, distribution methods, customers and products, the segment information for the Digital Imaging Solutions and Textile business units had been aggregated into one segment. On April 22, 1999, the Company consolidated its Digital Imaging Solutions and Textile business units in order to further leverage the Company's resources in support of its solutions-based, vertical market strategy. As a result, the Company is managing and internally reporting the Company's business as one reportable segment, principally, the design, development, manufacture and sales of digital imaging solutions, including wide-format color inkjet printers and related supplies, accessories, software and service for the graphic arts and computer aided design markets.

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


      The following table sets forth, as a percentage of net sales, consolidated statements of income data for the periods indicated.

                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------    -------------------------------
                                          1999              1998               1999            1998
-------------------------------------------------------------------    -------------------------------
NET SALES                                  100.0%           100.0%             100.0%          100.0%
COST OF SALES                               56.2%            59.3%              56.7%           60.5%
-------------------------------------------------------------------    -------------------------------
GROSS PROFIT                                43.8%            40.7%              43.3%           39.5%
-------------------------------------------------------------------    -------------------------------
MARKETING AND SELLING                       19.3%            19.5%              19.5%           21.5%
RESEARCH AND DEVELOPMENT                    11.4%             7.7%              10.8%            9.1%
GENERAL AND ADMINISTRATIVE                   8.6%             7.1%               9.6%            8.6%
-------------------------------------------------------------------    -------------------------------
INCOME FROM OPERATIONS                       4.5%             6.4%               3.4%            0.3%
OTHER INCOME                                    -                -                  -            1.7%
INTEREST EXPENSE - NET                      (0.2%)           (0.3%)             (0.3%)          (0.4%)
-------------------------------------------------------------------    -------------------------------
INCOME BEFORE INCOME TAXES                   4.3%             6.1%               3.1%            1.6%
PROVISION FOR INCOME TAXES                   1.5%             2.1%               1.1%            0.5%
-------------------------------------------------------------------    -------------------------------
NET INCOME                                   2.8%             4.0%               2.0%            1.1%
-------------------------------------------------------------------    -------------------------------
-------------------------------------------------------------------    -------------------------------


RESULTS OF OPERATIONS

      NET SALES -- Our net sales for the three and six month periods ended June 30, 1999 decreased 16% and remained flat, respectively, from the same periods of 1998. This decrease was due to strong sales during the second quarter of 1998, which had been positively impacted by the first quarter pre-announcement by us and our competitors of new products which then shipped in the second quarter of 1998. During the three and six month periods ended June 30, 1999, supply sales decreased 14% and 5%, respectively, from the same periods of 1998, and accounted for approximately 29% and 30% of net sales during the three and six month periods ended June 30, 1999, respectively, as compared to 29% and 32% during the same periods of 1998. The decrease of supply sales was due primarily to decreased demand and lower pricing on media products. We plan to continue to focus our supply selling efforts on higher margin ink products while de-emphasizing lower margin media products. Net sales to OEM customers for both the three and six month periods ended June 30, 1999 accounted for 20% of net sales for each of these periods as compared to 11% and 16%, respectively, for the same periods of 1998.


      One customer, Tekgraf, Inc., a U.S. distributor, accounted for 14% and 13% of net sales during the three and six month periods ended June 30, 1999, whereas no one customer accounted for more than 10% of net sales during the same periods of 1998. International sales accounted for approximately 56% and 62% for the three and six month periods ended June 30, 1999, compared to 65% of net sales for each of the same periods of 1998.


      COST OF SALES -- Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales stood at 56% and 57% for the three and six month periods June 30, 1999, respectively, as compared to 59% and 60% for the three and six month periods ended June 30, 1998. The decrease during the three months ended June 30, 1999 was due to a reduction in product costs and higher margins on the newly introduced NovaJet family of printers. The decrease during the six months ended June 30, 1999 also included an increase in average selling prices due to the cessation of rebate programs during the first quarter of 1999. Our future success will depend, in part, on our ability to develop and manufacture competitive higher margin products and continue to achieve cost reductions for our existing products.

      MARKETING AND SELLING -- Marketing and selling expenses were 19% and 20%, respectively, of net sales during the three and six month periods ended June 30, 1999 compared to 20% and 22% during the same periods of 1998, which represents a decrease in absolute dollars of 17% and 19%, respectively. This decrease was due to decreased spending for advertising and trade shows and an overall decrease in expenditures related to the supplies and textile business. As a result of the consolidation of our printer and supplies business units, and most recently our textile business unit, into one business unit, marketing and selling expenses during the remainder of 1999 are expected to remain at levels below prior periods as we intend to continue to promote our products and support our marketing and selling activities in a more cost effective manner. We may, however, need to increase costs related to marketing programs required to support our distribution channel or on connection with the introduction of new products.


      RESEARCH AND DEVELOPMENT -- Research and development spending was 11% of net sales for both the three and six month periods ended June 30, 1999 compared to 8% and 9% during the same periods of 1998, respectively. In absolute dollars, 1999 research and development spending increased by 25% and 19% over the three and six month periods ended June 30, 1998, respectively. The increase in spending reflects the addition of several engineers and consultants, as well as expenses related to the recently introduced NovaJet products. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products and consequently expect that 1999 research and development expenses will continue to increase in absolute dollars over 1998.

      GENERAL AND ADMINISTRATIVE -- General and administrative expenses were 9% and 10% of net sales during the three and six month periods ended June 30, 1999, respectively, compared to 7% and 9% during the same periods of 1998 and increased by 3% and 11% over the three and six month periods ended June 30, 1998, respectively. This slight increase was due largely to increased legal fees related primarily to the numerous lawsuits in which we are currently engaged.

      INTEREST EXPENSE - NET -- Interest expense - net of interest income decreased to $51 and $169 during the three and six month periods ended June 30, 1999, respectively, from $114 and $214 during the comparable periods of 1998. Decreased average amounts outstanding on our line of credit during the three and six month periods ended June 30, 1999 caused the decrease in interest expense.

      OTHER INCOME -- Other income for the six month period ended June 30, 1998 included payments received under a product development and license agreement signed during the first quarter of 1998. Under this agreement, we assisted in the development of a wide-format color inkjet product targeted for markets outside of our focus. We received additional reimbursements for engineering expenses in 1998 and in 1999.

      PROVISION FOR INCOME TAXES -- The effective income tax rate during both the three and six month periods ended June 30, 1999 was approximately 35% compared to 35% and 31% during the same periods of 1998, respectively. The tax rate difference of 4% for the six months ended June 30, 1998, when applied against income before income taxes for the same period of 1999, represents approximately $80. We expect the effective rate for the year ending December 31, 1999 to be at or near the current levels.

      NET INCOME -- The previously described elements caused net income during the three and six months periods ended June 30, 1999 to stand at 3% and 2% of net sales, respectively, as compared to net income of 4% and 1% for the same periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES


      We have historically funded our operations primarily through cash flow provided from operations. As of June 30, 1999, we had cash and cash equivalents totaling $3,261 and working capital of $33,004. In comparison, we had cash and cash equivalents totaling $586, and working capital of $31,320 as of December 31, 1998. The increase in cash and cash equivalents was due primarily to collections of accounts receivable, the receipt of an income tax refund and operating income during the first six months of 1999.

      We have received, and anticipate we will continue to receive, the majority of our cash from collections of accounts receivable from our distributors and OEMs. These groups in general have a history of timely payments; however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by our international customers.

      At June 30, 1999, net accounts receivable decreased by $2,828 from 1998's year end balance of $29,063. This decrease was due primarily to increased collections as a result of increased collection efforts during the first six months of 1999.

      We invest our excess cash in money market accounts and have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not experienced, to date, any losses on our short-term investments.

      Inventory levels decreased by $2,974 at June 30, 1999 from $16,205 at the end of 1998. This decrease was primarily attributable to a more focused effort to reduce finished good inventories while maintaining required availability to meet demand.

      During the six months ended June 30, 1999 and 1998, we made capital expenditures of $1,171 and $2,864, respectively. In the first six months of 1998, we incurred costs related primarily to the implementation of a new enterprise-wide information system, whereas 1999's amounts were related primarily to computer and related systems and building improvements. During the remainder of 1999, we anticipate that we will incur similar types of capital expenditures.

      REVOLVING LINE OF CREDIT -- At June 30, 1999, we had available a $15,000 revolving line of credit currently set to expire in January 2000. No amounts were outstanding under the line of credit at June 30, 1999 and $6,000 was outstanding under a prior agreement at December 31, 1998. The line is secured by specified assets with a borrowing base limited to eligible accounts receivable and inventory. In addition, the availability of the line is subject to our maintaining financial covenants.

      We believe that our existing cash and cash equivalents, cash generated from operations, funds available from various financing alternatives involving our owned headquarter facilities, and funds available under the bank line of credit will be sufficient to satisfy our currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products, as well as the selling price and costs of these products. Future cash requirements to fund operations may require us to seek additional capital which may not be available when required on terms acceptable to us. To date, inflation has not had a significant effect on our operating results.

      YEAR 2000 COMPLIANCE -- We utilize computer technologies throughout our business to conduct our day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in our facilities systems and equipment. We must determine whether our products and systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. To do so, we are using a multi-phased concurrent approach. Specific project phases include: awareness, assessment, remediation, validation and implementation. We have completed the awareness and assessment phases of this project. Furthermore, we have nearly completed the remediation phase and are well into the validation and implementation phases.

      All of our current products are year 2000 compliant. The system vendors have represented that the enterprise-wide information systems which we implemented in the third quarter of 1998 are year 2000 compliant. We are actively correcting and replacing those other systems which are not year 2000 ready. We have verified this compliance with our own testing. We are in the final upgrade and testing stages for our network servers and we have one engineering design system that we intend to upgrade in the third quarter of 1999. All year 2000 remediation processes may not be completed and properly tested before the year 2000; and contingency plans may not sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of our ability to conduct our business due to a year 2000 readiness problem could have a material adverse effect on us.

      We estimate that the additional aggregate costs of our year 2000 project will not be material. A portion of these costs, primarily those not related to the implementation of our primary enterprise-wide information system, are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on our day-to-day operations. The anticipated impact and costs of the project, as well as the date on which we expect to complete the project, are based on our best estimates using information currently available and numerous assumptions about future events, however. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on our current estimates and information currently available, we do not anticipate that the costs associated with this project will have a material adverse effect on our consolidated financial position, results of operations or cash flows in future periods.

      We continue the process of communicating with our significant suppliers, customers and critical business partners to determine the extent to which we may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. We are monitoring the progress made by those parties, and to the extent possible, plan to test critical system interfaces. We will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While we are not presently aware of any such significant exposure, the systems of third-parties on which we rely may not be converted in a timely manner, or that a failure to properly convert by another company may have a material adverse effect on us.

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

      THE GROWTH OF OUR BUSINESS WILL REQUIRE SUBSTANTIAL CAPITAL RESOURCES THAT MAY NOT BE AVAILABLE WHEN NEEDED.

      The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations we will need additional funds. Such additional funds may not be available when required on terms acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

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

      MANY OF OUR COMPONENTS ARE SUPPLIED BY SINGLE-SOURCE SUPPLIERS THAT MAY NOT BE ABLE TO BE REPLACED WITHOUT DISRUPTING OUR OPERATIONS.

      Certain components used in our products are only available from single sources. We generally do not have long-term agreements with our suppliers. For some of these sole-source components, the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to our operations. If a supplier is unable to meet our needs or supplies parts which we find unacceptable, we may not be able to meet production demands. Certain key components of our products are supplied indirectly by our principal competitor, Hewlett-Packard. Any significant increase in component prices or decrease in component availability could have a material adverse effect on our business.

      IF OUR COMPETITORS ARE SUCCESSFUL IN ESTABLISHING THAT THEIR INTELLECTUAL PROPERTY RIGHTS ARE VIOLATED BY OUR PRODUCTS, WE COULD BE PROHIBITED FROM MARKETING THE PRODUCTS THAT INCORPORATE SUCH RIGHTS.

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

      For the six month periods ended June 30, 1999 and 1998, sales outside the United States represented approximately 62% and 65% of our net sales, respectively. We expect export sales to continue to represent a significant portion of our sales. All of our products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets. International sales and operations may also be subject to risks such as:

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

       All year 2000 remediation processes may not be completed and properly tested before the year 2000. Any contingency plans we develop may not sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of our ability to conduct our business due to a year 2000 readiness problem could have a material adverse effect on us. For a discussion of our year 2000 initiatives, please see "Year 2000 Compliance" above.

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

      OUR CHARTER DOCUMENTS AND RIGHTS PLAN MAY PREVENT A CHANGE OF CONTROL WHICH IS IN YOUR BEST INTERESTS.

      The stockholder rights plan and our charter documents may discourage some types of transactions involving an actual or potential change in control of your company, including transactions in which you might otherwise receive a premium for your shares over then-current market prices. Provisions in the charter documents may limit your ability to approve transactions that you deem to be in your best interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands, except percentages)

      Our only current financial instruments with market risk exposure are our revolving line of credit borrowings, of which no amounts were outstanding at June 30, 1999. The amount of variable rate debt fluctuates during the year based upon our cash requirements. Maximum borrowings at any time during the second quarter of 1999 were $4,000. Based on the outstanding balance at June 30, 1999, an adverse 10% change in the interest rate underlying these borrowings would result in no annual change in our pre-tax earnings and cash flow.

      These instruments are non-trading in nature and carry interest at the bank's prime rate (7.75% at June 30, 1999) or at our option, a rate based on the London Interbank Overnight Rate (5.37% at June 30, 1999 plus 2.25%). Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      Reference is made to the disclosures in Part I, Item 3, "Legal Proceedings," in the 1998 Form 10-K and to Part II, Item 1, "Legal Proceedings," in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 25, 1999 we issued 4,000 shares of common stock to Michael J.T. Steep, Executive Vice President and Chief Operating Officer, as consideration for services rendered pursuant to his offer of employment letter. The issuance of such shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as a transaction not part of a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES (in thousands)

      None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's 1999 Annual Meeting of Stockholders was held on May 19, 1999, in Del Mar, California, for the following purposes:

1. The following six directors were elected to serve a one-year term that will expire at the Company's 2000 Annual Meeting of Stockholders:

                                                                FOR                          WITHHELD
                                                                ---                          --------
           Robert V. Adams                                   10,631,233                      108,009
           Craig S. Andrews                                  10,506,233                      233,009
           Ronald J. Hall                                    10,631,233                      108,009
           Howard L. Jenkins                                 10,631,233                      108,009
           David A. Purcell                                  10,631,233                      108,009
           Charles E. Volpe                                  10,631,233                      108,009

2. The stockholders ratified and approved the 1999 Stock Option Plan and the reservation of 580,000 shares for issuance thereunder. The total number of votes cast for and against were 9,632,887, and 884,865, respectively, with 51,883 abstentions and 169,607 broker non-votes.

3. The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999. The total number of votes cast for and against were 10,630,480, and 71,629, respectively, with 37,133 abstentions.

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

     + 10.1       ENCAD, Inc. 1999 Stock Option/Stock Issuance Plan (filed as
                  Exhibit 99.1).(4)

     + 10.2       Form of Notice of Grant of Stock Option (filed as
                  Exhibit 99.2).(4)

     + 10.3       Form of Stock Option Agreement (filed as Exhibit 99.3).(4)

     + 10.4 Form of Addendum to Stock Option Agreement - Involuntary Termination Following Corporate Transaction/Change in Control (filed as Exhibit 99.4).(4)

     + 10.5 Form of Addendum to Stock Option Agreement - Limited Stock Appreciation Right (filed as Exhibit 99.5).(4)

     + 10.6       Form of Stock Issuance Agreement (filed as Exhibit 99.6).(4)

     + 10.7 Form of Addendum to Stock Issuance Agreement - Involuntary Termination Following Corporate Transaction/Change in Control (filed as Exhibit 99.7).(4)

     + 10.8 Form of Notice of Grant of Non-Employee Director - Initial (filed as Exhibit 99.8).(4)

     + 10.9 Form of Notice of Grant of Non-Employee Director - Annual (filed as Exhibit 99.9).(4)

     + 10.10      Form of Automatic Stock Option Agreement (filed as
                  Exhibit 99.10).(4)

       27.1       Financial Data Schedule.

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

(4) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-85143) and incorporated herein by reference.

+    Management compensatory plan.


 (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 1999

                                  ENCAD, Inc.
                                  (Registrant)





                                  /s/ Todd W. Schmidt
                                  ---------------------------------------------
                                 (Todd W. Schmidt)
                                 Vice President, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)