Form 10-Q
period 1999-09-30
ENCAD INC
filed 1999-11-15
CIK 913599

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934


                 For the fiscal quarter ended September 30, 1999

                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934


                     For the transition period from __ to __

                         Commission File Number: 0-23034


                                 ENCAD-R-, INC.
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

The number of shares outstanding of the Registrant's Common Stock as of October 31, 1999, was 11,760,219.

ENCAD, INC.

INDEX

                                                                    PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
           September 30, 1999 and December 31, 1998.................. 1

         Consolidated Statements of Income for the three and nine months ended September 30, 1999 and 1998... 2

         Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1999 and 1998............. 3

         Notes to Consolidated Financial Statements.................. 4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

           CONDITION AND RESULTS OF OPERATIONS....................... 6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

           MARKET RISK...............................................13


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................... 13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................. 13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................ 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 13

ITEM 5.  OTHER INFORMATION.......................................... 13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................... 13

SIGNATURES.......................................................... 15

PART I. - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                                             SEPTEMBER 30,       December 31,
                                                                                      1999                1998
                                                                                  --------------------------------
                                                                                   (UNAUDITED)            (Note)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 1,012              $   586
     Accounts receivable - net                                                         28,611               29,063
     Inventories                                                                       12,740               16,205
     Income taxes receivable                                                                -                2,403
     Deferred income taxes                                                              3,969                6,025
     Prepaid expenses                                                                   1,112                  825
                                                                                      -------              -------
            Total current assets                                                       47,444               55,107

PROPERTY - NET                                                                         14,777               15,604
OTHER ASSETS                                                                            1,871                1,432
                                                                                      -------              -------
TOTAL ASSETS                                                                          $64,092              $72,143
                                                                                      -------              -------
                                                                                      -------              -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                 $ 7,465              $11,785
     Accrued expenses and other liabilities                                             5,765                6,002
     Borrowings under line of credit                                                        -                6,000
                                                                                      -------              -------
            Total current liabilities                                                  13,230               23,787
                                                                                      -------              -------

OTHER LIABILITIES                                                                         931                  813

STOCKHOLDERS' EQUITY:
     Preferred stock - $.001 par value; 5,000 shares authorized,
         Series A Junior Participating Preferred Stock - no shares
         issued and outstanding                                                             -                    -
     Common stock, par value - $.001 per share, 60,000 shares
         authorized, 11,759 and 11,636 shares issued and
         outstanding at September 30, 1999 and December 31, 1998                           12                   12
     Additional paid -in capital                                                       19,246               18,704
     Accumulated earnings                                                              30,673               28,827
                                                                                      -------              -------
            Total stockholders' equity                                                 49,931               47,543
                                                                                      -------              -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $64,092              $72,143
                                                                                      -------              -------
                                                                                      -------              -------


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(in thousands, except per share data)

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                        ------------------         ------------------
                                                        1999          1998         1999          1998
                                                        ----          ----         ----          ----
NET SALES                                             $27,022        $24,201      $85,257       $82,413
COST OF SALES                                          15,102         18,485       48,129        53,690
                                                      -------        -------      -------       -------
GROSS PROFIT                                           11,920          5,716       37,128        28,723
                                                      -------        -------      -------       -------

MARKETING AND SELLING                                   5,963          5,983       17,338        18,524
RESEARCH AND DEVELOPMENT                                2,614          2,701        8,874         7,977
GENERAL AND ADMINISTRATIVE                              2,350          3,004        7,963         8,039
                                                      -------        -------      -------       -------
                                                       10,927         11,688       34,175        34,540
                                                      -------        -------      -------       -------

INCOME (LOSS) FROM OPERATIONS                             993         (5,972)       2,953        (5,817)

OTHER INCOME                                                -              -            -           999
INTEREST EXPENSE - NET                                    (28)          (112)        (197)         (326)
                                                      -------        -------      -------       -------

INCOME (LOSS) BEFORE INCOME TAXES                         965         (6,084)       2,756        (5,144)
PROVISION FOR INCOME TAXES                                275         (2,166)         910        (1,874)
                                                      -------        -------      -------       -------
NET INCOME (LOSS)                                     $   690        $(3,918)     $ 1,846       $(3,270)
                                                      -------        -------      -------       -------
                                                      -------        -------      -------       -------
EARNINGS (LOSS) PER SHARE - BASIC                     $  0.06        $ (0.34)     $  0.16       $ (0.28)
                                                      -------        -------      -------       -------
                                                      -------        -------      -------       -------
EARNINGS (LOSS) PER SHARE - DILUTED                   $  0.06        $ (0.34)     $  0.16       $ (0.28)
                                                      -------        -------      -------       -------
                                                      -------        -------      -------       -------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                           11,736         11,584       11,689        11,556
                                                      -------        -------      -------       -------
                                                      -------        -------      -------       -------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING - DILUTED              12,087         11,584       11,892        11,556
                                                      -------        -------      -------       -------
                                                      -------        -------      -------       -------


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1999                 1998
                                                                                   ----                 ----
OPERATING ACTIVITIES:
     Net income (loss)                                                            $ 1,846             $(3,270)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation and amortization                                             2,456               3,055
          Provision for losses on accounts receivable and inventories                (688)              1,852
          Tax benefit from exercise of stock options                                   22                 295
          Changes in assets and liabilities:
              Accounts receivable                                                     940               8,020
              Inventories                                                           3,665               3,154
              Income taxes receivable                                               2,403                   -
              Deferred income taxes                                                 2,056              (1,172)
              Prepaid expenses and other assets                                      (726)             (1,147)
              Accounts payable                                                     (4,320)             (3,502)
              Accrued expenses and other liabilities                                 (119)             (4,701)
                                                                                  -------             -------
                 Cash provided by operating activities                              7,535               2,584
                                                                                  -------             -------
INVESTING ACTIVITIES:
     Purchases of property                                                         (1,629)             (4,025)
                                                                                  -------             -------
                 Cash used in investing activities                                 (1,629)             (4,025)
                                                                                  -------             -------
FINANCING ACTIVITIES:
     Exercise of common stock options and sale of stock under
        employee stock purchase plan                                                  520                 767
     Net borrowings under line of credit                                           (6,000)                883
                                                                                  -------             -------
                 Cash (used in) provided by financing activities                   (5,480)              1,650
                                                                                  -------             -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             426                 209
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      586               1,265
                                                                                  -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 1,012             $ 1,474
                                                                                  -------             -------
                                                                                  -------             -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash (received) paid during the period for income taxes                      $(3,416)            $ 2,082
                                                                                  -------             -------
                                                                                  -------             -------
     Cash paid during the period for interest                                     $   256             $   300
                                                                                  -------             -------
                                                                                  -------             -------


See Notes to Consolidated Financial Statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited (in thousands, except per share data)

1) BASIS OF PRESENTATION - The accompanying consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Annual Report"). The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

      The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three and nine month periods ended September 30, 1999.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2)    INVENTORIES:

                                                                SEPTEMBER 30,       December 31,
                                                                    1999                1998
                                                               ----------------    ----------------
                   Raw materials                                $     5,061        $       5,061
                   Work-in-process                                      102                  269
                   Finished goods                                     7,577               10,875
                                                               ----------------    ----------------
                          Total                                 $    12,740        $      16,205
                                                               ----------------    ----------------
                                                               ----------------    ----------------

3) COMPREHENSIVE INCOME - There are no material current differences between net income and comprehensive income, and accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

4) REVOLVING LINE OF CREDIT - At September 30, 1999, the Company had available a $15,000 revolving line of credit currently set to expire in January 2000. We are currently in discussions with the bank regarding a similar line of credit. No amounts were outstanding under the line of credit at September 30, 1999 and $6,000 was outstanding under a prior agreement at December 31, 1998. The line is secured by certain assets of the Company with a borrowing base limited to eligible accounts receivable and inventory and is subject to certain financial covenants.

5) EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

     The following table is a reconciliation of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 1999 and 1998:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                  -------------------------   ---------------------------
                                                     1999         1998           1999          1998
                                                  ------------ ------------   ----------- -------------
Net income                                         $     690     $ (3,918)    $   1,846        $ (3,270)
                                                  ------------ ------------   ----------- -------------
Earnings per share - basic                         $    0.06     $  (0.34)    $    0.16        $  (0.28)
                                                  ------------ ------------   ----------- -------------
                                                  ------------ ------------   ----------- -------------
Basic weighted average common
        shares outstanding                            11,736       11,584        11,689          11,556
Effect of dilutive securities:
        Stock options                                    351            0           203               0
                                                  ------------ ------------   ----------- -------------
Diluted weighted average common and
        common equivalent shares outstanding          12,087       11,584        11,892          11,556
                                                  ------------ ------------   ----------- -------------
Earnings per share - diluted                       $    0.06     $  (0.34)    $    0.16        $  (0.28)
                                                  ------------ ------------   ----------- -------------
                                                  ------------ ------------   ----------- -------------

6) SEGMENT INFORMATION - For the years ended December 31, 1997 and 1998, and during the first quarter of 1999 the Company's business was organized, managed and internally reported as two segments: the Digital Imaging Solutions business unit and the Textile business unit. Due to the similarity of production processes, distribution methods, customers and products, the segment information for the Digital Imaging Solutions and Textile business units had been aggregated into one segment. On April 22, 1999, the Company consolidated its Digital Imaging Solutions and Textile business units in order to further leverage the Company's resources in support of its solutions-based, vertical market strategy. As a result, the Company is managing and internally reporting the Company's business as one reportable segment, principally, the design, development, manufacture and sales of digital imaging solutions, including wide-format color inkjet printers and related supplies, accessories, software and service for the graphic arts and computer aided design markets.

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

      The following table sets forth, as a percentage of net sales, consolidated statements of income data for the periods indicated.

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                  ---------------------------------    ------------------------------
                                           1999              1998               1999           1998
                                  ---------------------------------    ------------------------------
NET SALES                                  100.0%           100.0%             100.0%         100.0%
COST OF SALES                               55.9%            76.4%              56.5%          65.1%
-------------------------------------------------------------------    ------------------------------
GROSS PROFIT                                44.1%            23.6%              43.5%          34.9%
-------------------------------------------------------------------    ------------------------------
MARKETING AND SELLING                       22.1%            24.7%              20.4%          22.5%
RESEARCH AND DEVELOPMENT                     9.7%            11.2%              10.4%           9.7%
GENERAL AND ADMINISTRATIVE                   8.7%            12.4%               9.3%           9.7%
-------------------------------------------------------------------    ------------------------------
INCOME FROM OPERATIONS                       3.6%          (24.7%)               3.4%         (7.0%)
OTHER INCOME                                    -                -                  -           1.2%
INTEREST EXPENSE - NET                     (0.1%)           (0.5%)             (0.2%)         (0.4%)
-------------------------------------------------------------------    ------------------------------
INCOME BEFORE INCOME TAXES                   3.5%          (25.2%)               3.2%         (6.2%)
PROVISION FOR INCOME TAXES                   1.0%           (9.0%)               1.0%         (2.2%)
-------------------------------------------------------------------    ------------------------------
NET INCOME                                   2.5%          (16.2%)               2.2%         (4.0%)
-------------------------------------------------------------------    ------------------------------
-------------------------------------------------------------------    ------------------------------


RESULTS OF OPERATIONS

      NET SALES - Our net sales for the three and nine month periods ended September 30, 1999 increased approximately 12% and 3%, respectively, from the same periods of 1998. These increases were due to strong sales generally throughout our printer product line. During the three and nine month periods ended September 30, 1999, supplies sales decreased by 13% and 8%, respectively, from the same periods of 1998, and accounted for approximately 31% of net sales during both the three and nine month periods ended September 30, 1999, respectively, as compared to 40% and 35% during the same periods of 1998. The decrease in supplies sales was due primarily to decreased demand and lower pricing for media products. We plan to continue to focus our supplies selling efforts on higher margin ink products while de-emphasizing lower margin media products. Net sales to OEM customers for both the three and nine month periods ended September 30, 1999 accounted for 14% and 18% of net sales for each of these periods as compared to 20% and 17%, respectively, for the same periods of 1998. The percentage decrease in sales to OEM customers as compared to the same periods in 1998 was due to limited availability of our newly introduced products to these OEM customers until late in the quarter.

      One customer, Tekgraf, Inc., a U.S. distributor, accounted for approximately 13% and 14% of net sales during the three and nine month periods ended September 30, 1999. Tekgraf, Inc. accounted for 10% of net sales during the three month period ended September 30, 1998, and no single customer accounted for more than 10% of sales during the nine month period ended September 30, 1998. International sales accounted for approximately 69% and 64% for the three and nine month periods ended September 30, 1999, compared to 61% and 64% during the same periods of 1998.

      COST OF SALES - Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales stood at approximately 56% and 57% for the three and nine month periods September 30, 1999, respectively, as compared to approximately 76% and 65% for the three and nine month periods ended September 30, 1998. The Company achieved higher gross profit margin percentages during the three- and nine-month periods ended September 30, 1999 compared to the same periods of 1998. This improvement reflects the result of our efforts to reduce production costs, as well as the higher gross margins we are realizing on newly introduced products. During the three and nine month period ended September 30, 1998, we incurred total charges of $2,450 related to a writedown of Croma24(TM) inventories and an increase in inventory reserves for excess and obsolete inventory. We incurred no charges of a similar nature during the same periods in 1999. Our future success will depend, in part, on our ability to develop and manufacture competitive higher margin products and continue to achieve cost reductions for our existing products.

      MARKETING AND SELLING - Marketing and selling expenses were approximately 22% and 20%, respectively, of net sales during the three and nine month periods ended September 30, 1999 compared to approximately 25% and 23% during the same periods of 1998. This represents a decrease in absolute dollars of less than 1% and 6%, respectively. This decrease was due to decreased spending for advertising and trade shows and an overall decrease in expenditures related to the supplies and textile business. As a result of the consolidation of our printer, supplies and textile business units into one business unit, marketing and selling expenses during the remainder of 1999 are expected to remain at levels consistent with prior periods. We may, however, need to increase costs related to marketing programs required to support our distribution channel or in connection with the introduction of new products.

      RESEARCH AND DEVELOPMENT - Research and development spending was approximately 10% of net sales for both the three and nine month periods ended September 30, 1999 compared to approximately 11% and 10% during the same periods of 1998, respectively. In absolute dollars, 1999 research and development spending decreased 3% and increased 11% over the three and nine month periods ended September 30, 1998, respectively. The increase in year to date spending reflects the addition of several engineers and consultants, as well as expenses related to the recently introduced NovaJet 500, 630 and 700 products. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products.

      GENERAL AND ADMINISTRATIVE - General and administrative expenses were approximately 9% of net sales during both the three and nine month periods ended September 30, 1999, respectively, compared to approximately 12% and 10% during the same periods of 1998 and decreased in absolute dollars by 22% and 1% over the three and nine month periods ended September 30, 1998, respectively. Expenses decreased over comparable periods in 1998 due primarily to a decrease in bad debt reserve and lower staffing offset somewhat by higher than normal legal expenses associated with litigation, which is more fully described in the legal proceedings sections of our previously filed Form 10-K and Form 10-Qs. It is likely that these legal expenses will remain high in future quarters as litigation continues.

      INTEREST EXPENSE - NET - Interest expense net of interest income decreased to $28 and $197 during the three and nine month periods ended September 30, 1999, respectively, from $112 and $326 during the comparable periods of 1998. Decreased average amounts outstanding under our line of credit caused the decrease in interest expense.

      OTHER INCOME - Other income for the nine month period ended September 30, 1998 included payments received under a product development and license agreement signed during the first quarter of 1998 and which terminated in July 1999.

      PROVISION FOR INCOME TAXES - The effective income tax rate during the three and nine month periods ended September 30, 1999 were 28% and 33% respectively compared to 36% during each of the same periods in 1998.

-------------------------------------
Croma24 is a trademark of ENCAD, Inc.

The low rate for the third quarter reflects adjustments made to our current tax provision to reflect revised estimates of prior provisions. As a result, the year-to-date effective tax rate was 33%.

      NET INCOME - The previously described elements caused net income during the three and nine months periods ended September 30, 1999 to stand at 3% and 2% of net sales, respectively, as compared to a net loss of 16% and 4% for the same periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically funded our operations primarily through cash flow provided from operations. As of September 30, 1999, we had cash and cash equivalents totaling $1,012 and working capital of $34,214. In comparison, we had cash and cash equivalents totaling $586, and working capital of $31,320 as of December 31, 1998. The increase in cash and cash equivalents was due primarily to collections of accounts receivable, the receipt of an income tax refund and operating income during the first nine months of 1999.

      We have received, and anticipate we will continue to receive, the majority of our cash from collections of accounts receivable from our distributors and OEMs. These groups in general have a history of timely payments; however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by our international customers.

      At September 30, 1999, net accounts receivable decreased by $452 from 1998's year end balance of $29,063. This decrease was due primarily to increased collections as a result of increased collection efforts during the first nine months of 1999, offset somewhat by a "back loaded" quarter for sales and seasonally slow payments from Europe during the current quarter. In addition, we have received slower payments from our Latin American customers recently due to the weak economic conditions those countries are currently experiencing.

      We invest our excess cash in money market accounts and have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not experienced, to date, any losses on our short-term investments.

      Net inventory levels decreased by $3,465 at September 30, 1999 from $16,205 at the end of 1998. This decrease was primarily attributable to a more focused effort to reduce finished good inventories while maintaining required availability to meet demand.

      During the nine months ended September 30, 1999 and 1998, we made capital expenditures of $1,629 and $4,025, respectively. In the first nine months of 1998, we incurred costs related primarily to the implementation of a new enterprise-wide information system, whereas 1999's amounts were related primarily to computer and related systems and building improvements. During the remainder of 1999, we anticipate that we will incur similar types of capital expenditures.

      At September 30, 1999, we had available a $15,000 revolving line of credit currently set to expire in January 2000. We are currently in discussions with the bank regarding a similar line of credit. No amounts were outstanding under the line of credit at September 30, 1999 and $6,000 was outstanding under a prior agreement at December 31, 1998. The line is secured by specified assets with a borrowing base limited to eligible accounts receivable and inventory. In addition, the availability of the line is subject to our maintaining financial covenants.

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

      YEAR 2000 COMPLIANCE - We utilize computer technologies throughout our business to conduct our day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in our facilities systems and equipment. We must determine whether our products and systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. To do so, we are using a multi-phased concurrent approach. Specific project phases include: awareness, assessment, remediation, validation and implementation. We have essentially completed all phases of the project. Furthermore, we continue to review newly received information and retest any systems as required.

      All of our printer products are year 2000 compliant. The system vendor for the enterprise wide information systems which we implemented in the third quarter of 1998 states that this system is year 2000 compliant. Our own internal testing of this system validated that it is year 2000 compliant for our current business practices. We have corrected and replaced those other critical systems which are not year 2000 ready. We continue to verify this compliance with our own testing. We upgraded and tested our network servers and engineering design systems. All year 2000 remediation processes may not be completed and properly tested before the year 2000, and contingency plans may not sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of our ability to conduct our business due to a year 2000 readiness problem could have a material adverse effect on us.

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

      We continue the process of communicating with our significant suppliers, customers and critical business partners to determine the extent to which we may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. We are monitoring the progress made by those parties, and in the event that a significant exposure is identified we will develop appropriate contingency plans. While we are not presently aware of any such significant exposure, the systems of third-parties on which we rely may not be converted in a timely manner. Such failure to properly convert by another company may have a material adverse effect on us. Our contingency plans do address critical operations and include such items as: inventory buffers, alternative freight carriers, case by case reviews of credit for shipments to customers in "at risk" countries, and systems hardware and database back-up support. We are, however, vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company year 2000 compliance failures and related service interruptions.

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

     -    market acceptance of new products;

     -    availability and cost of components;

     -    price protection for selling price reductions offered to customers;

     -    currency fluctuations; and

     -    seasonality.

      In addition, the timing of expenditures for staffing and related support costs, advertising, trade show attendance, promotion, research and development expenditures, and, of course, changes in general economic conditions can impact quarterly performance. We may experience significant quarterly fluctuations in net sales as well as operating expenses with respect to future new product introductions. In addition, our component purchases, production and spending levels are based upon forecast demand for our products. Accordingly, any inaccuracy in forecasting could adversely affect our financial condition and results of operations in any financial period. Demand for our products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. Failure to complete shipments during a quarter also could have a material adverse effect on our financial condition or results of operations. Quarterly results are not necessarily indicative of future performance for any particular period. We may not be able to maintain the levels of sales and profitability experienced recently on a quarterly or annual basis.

      THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING AND WE MAY NOT BE SUCCESSFUL IN COMPETING IN THIS MARKET.

       The markets for our printers and supplies are highly competitive and rapidly changing. Several new competitors, including Seiko Epson Corporation and Canon Inc., have entered the market. Our principal competitor is Hewlett-Packard Company, which dominates the CAD category of the wide-format inkjet markets and is our principal competition in the graphic arts category. In addition to direct competition in inkjet printers and related supplies, our products also face competition from other technologies in the wide-format market. The competition to sell ink, media and software products to the customer is also intense. Some of our current and prospective competitors, particularly Hewlett-Packard, Epson and Canon, have significantly greater financial, technical, manufacturing and marketing resources than us. Our ability to compete in the wide-format inkjet market depends on a number of factors within and outside our control, including:

     - the success and timing of product introductions by us and our competitors;

     -    selling prices;

     -    product performance;

     -    product distribution;

     -    marketing ability; and

     -    customer support.

      A key element of our strategy is to provide competitively priced, quality products, yet we may not be able to do so. We reduced prices on many of our products in 1998 and 1999 and will likely continue to do so in the future. Price reductions, while partially offset by similar reductions in product costs, historically have affected gross margins and likely will continue to affect gross margins and may adversely affect our financial condition and results of operations in the future.

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

      Our sales are principally made through independent distributors, which may carry competing product lines. Such distributors could reduce or discontinue sales of our products, which could have a material adverse effect on our business. One distributor, Tekgraf, Inc., accounted for greater than ten percent of our sales during the three and nine month periods just ended. These distributors may not devote the resources necessary to provide effective sales, service and marketing support of our products. In addition, we are dependent upon the continued viability and financial stability of these distributors, many of which are organizations with limited capital. These distributors, in turn, are substantially dependent upon their dealers, general economic conditions and other unique factors affecting the wide-format printer market. We believe that our future growth and success will continue to depend in large part upon our distribution channels. Actual bad debts may in the future exceed recorded allowances resulting in a material adverse effect on our business. Such bad debts would increase our general and administrative expenses and reduce net income. In order to prevent inventory write-downs, to the extent that OEM and private label customers do not purchase products as anticipated, we may need to convert such products to make them salable to other customers. Such a conversion would increase product costs and would likely result in a delay in selling such products.

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

      MANY OF OUR COMPONENTS ARE SUPPLIED BY SINGLE-SOURCE SUPPLIERS THAT MAY NOT BE ABLE TO BE REPLACED WITHOUT DISRUPTING OUR OPERATIONS.

      Any significant increase in component prices or decrease in component availability could have a material adverse effect on our business. Some of the components used in our products are only available from single sources. We generally do not have long-term agreements with our suppliers. For some of these sole-source components, the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to our operations. If a supplier is unable to meet our needs or supplies parts which we find unacceptable, we may not be able to meet production demands. Some of the key components of our products are supplied indirectly by our principal competitor, Hewlett-Packard.

      IF OUR COMPETITORS ARE SUCCESSFUL IN ESTABLISHING THAT THEIR INTELLECTUAL PROPERTY RIGHTS ARE VIOLATED BY OUR PRODUCTS, WE COULD BE PROHIBITED FROM MARKETING THE PRODUCTS THAT INCORPORATE SUCH RIGHTS.

      From time to time, competitors, including Hewlett-Packard, have asserted patent rights relevant to our business. We expect that this will continue. We carefully evaluate each assertion relating to our products. If our competitors are successful in establishing that asserted rights have been violated, we could be prohibited from marketing the products that incorporate such rights. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. If our products should be found to infringe upon the intellectual property rights of others, we could be enjoined from further infringement and be liable for any damages. The measures adopted by us for the protection of our intellectual property may not be adequate to protect our interests. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technologies.

      A SIGNIFICANT PORTION OF OUR NET SALES IS DERIVED FROM SALES TO COUNTRIES OUTSIDE THE UNITED STATES AND FACTORS OUTSIDE OUR CONTROL COULD ADVERSELY AFFECT OUR SALES IN THOSE COUNTRIES.

      For both the nine month periods ended September 30, 1999 and 1998, sales outside the United States represented approximately 64% of our net sales. We expect export sales to continue to represent a significant portion of our sales. All of our products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets. International sales and operations may also be subject to risks such as:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands, except percentages)

      Our only current financial instruments with market risk exposure are our revolving line of credit borrowings, of which no amounts were outstanding at September 30, 1999. The amount of variable rate debt fluctuates during the year based upon our cash requirements. Maximum borrowings at any time during the third quarter of 1999 were $1,000. Based on the outstanding balance at September 30, 1999, an adverse 10% change in the interest rate underlying these borrowings would result in no annual change in our pre-tax earnings and cash flow.

      These instruments are non-trading in nature and carry interest at the bank's prime rate (8.25% at September 30, 1999) or at our option, a rate based on the London Interbank Overnight Rate (5.47% at September 30, 1999 plus 2.25%). Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

      In January 1999, we filed a lawsuit against Hewlett Packard in the California Superior Court for the County of San Francisco, alleging sales of competitive products below cost and as loss leaders, in violation of the California Unfair Trade Practices Act. We are seeking injunctive relief enjoining Hewlett Packard from offering to sell or selling any article or product below cost and monetary damages. ENCAD's motion for a preliminary injunction to enjoin Hewlett Packard's further below cost sales under their trade-in programs was granted on September 17, 1999. A trial date is set for on March 27, 2000.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES (in thousands)

      None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1999

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