Form 10-K
period 1999-12-31
ENCAD INC
filed 2000-03-30
CIK 913599

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 0-23034
                                   ENCAD, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               95-3672088
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)
         6059 CORNERSTONE COURT WEST
                SAN DIEGO, CA                               92121
   (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (858) 452-0882
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.
                            ---

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by Nasdaq for the Company's Common Stock on February 29, 2000: $51,279,316.*

Indicate the number of shares outstanding of the registrant's Common Stock as of the latest practicable date:


                                              Outstanding at
      Class                                  February  29, 2000
      -----                                  ------------------
      Common Stock, $.001 par value              11,785,237


                           DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with the Registrant's prior registration statements and Forms 10-K and 10-Q are incorporated herein by reference into Part IV of this Report.

---------------------
* Excludes 3,819,518 shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 29, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                   ENCAD, INC
                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                        PAGE NO.
PART I
       ITEM 1:      BUSINESS................................................................................1
       ITEM 2:      PROPERTIES.............................................................................13
       ITEM 3:      LEGAL PROCEEDINGS......................................................................13
       ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................13

PART II
       ITEM 5:      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS............................................................14
       ITEM 6:      SELECTED FINANCIAL DATA................................................................15
       ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................16
       ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK............................................................................19
       ITEM 8:      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................20
       ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE....................................................20

PART III
       ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY........................................20
       ITEM 11:     EXECUTIVE COMPENSATION.................................................................20
       ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT.........................................................................20
       ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................20

PART IV
       ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K............................................................................20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................................................F-1


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


NovaJet and CADJET are registered trademarks of ENCAD. Other product names are the trademarks or registered trademarks of their manufacturers.


GENERAL


     We design, develop, manufacture and market wide-format (up to 60"), color inkjet printer systems designed to increase productivity in computer applications requiring quality printed output. Our current printer product line consists of the CADJET-Registered Trademark-, Croma24-TM-, NovaJet-Registered Trademark-, NovaJet PROe, NovaJet PRO600e, 1500 TX-TM-, and the recently introduced NovaJet 700/630/500 series. Typical uses for these printers and their related accessories and supplies are in:

     - graphic arts production, also known as GAP, such as signage, point-of-sale retail, also known as POS, digital photo imaging, three-dimensional renderings and presentation graphics;

     - computer-aided design, also known as CAD, used by architects, engineers and construction designers;

     - geographic information systems, also known as GIS, such as surveying and mapping; and

     - textiles, such as sampling, personalization and short run manufacturing.


     To support our wide-format inkjet printers, we offer a variety of accessories, software and supplies, including specialty ink and media. The market for wide-format, color inkjet printers, supplies, software and accessories is relatively new and is still developing as a result of technological advancements in performance and quality and continuing improvements in price/performance ratios. We believe these advancements will make quality wide-format inkjet output more affordable, allowing our products to be more widely used in our existing markets, as well as addressing potential new market applications.


MARKET


     The market for wide-format, color inkjet printers emerged in the early 1990s as a result of the rapid growth in the use of high-powered personal computers by a wide variety of technical professionals. More recently, graphic arts professionals have begun to take advantage of the improved performance and cost features associated with wide-format inkjet printers as a result of expanded use of sophisticated graphics interface software programs. The market for wide-format, color inkjet printers, accessories, and supplies, such as inks, ink cartridges and print media, currently consists of four primary categories:
GAP, CAD, GIS and textiles.


     Users in the GAP category include graphic artists, print shops, photo-labs, sign shops and service bureaus. Applications in the GAP category include backlit and other signs, point-of-sale retail advertising, posters, pre-press proofing, consisting of proofs or other quick output to demonstrate concepts for advertising or graphics layouts, and digital photo imaging. We are a leader in this category. Our product lines are particularly well-suited to the graphic arts category since they are capable of producing a full range of outputs, from single line monochrome to full color, photorealistic images. Graphic arts users require output in three distinct areas of the graphic arts and design process, all of which require performance balanced by low-cost, quickly-produced output. In the pre-press area, graphic arts users require proofs or other quick output to demonstrate concepts for advertising or graphics layouts. Pre-press output involves any output where form, shape or color is emphasized. In the quick print area, graphic arts users include print shops, service bureaus and corporate graphic arts departments that produce signs or posters. Quick print output includes backlit and wall-mount signs and point-of-sale displays. In the digital photo category, digitized photo output is used when photographic images are manipulated. Users include photo labs, service bureaus and corporate graphic arts departments that produce high-resolution digitized photographs.


     Within the GAP category is the POS retail market, a sub-segment of the Print-for-Pay category, where the end user desires a printing system that is simple to use, convenient, has fast output and excellent print quality. POS systems are usually used by national brand distributors or manufacturers wanting to control their brand image centrally, while allowing their retailers localized professional looking signage that sells. The NovaJet product line provides a convenient and quick way to produce advertising signs or art for product promotions for a fraction of the cost and time of traditional techniques.


     The CAD category includes architectural, engineering and construction design users. This is a diverse group that uses technical graphics applications to automate the design process and includes architects, mechanical engineers, electrical engineers and users involved in many aspects of building design and construction. Historically, output for the CAD category consisted mostly of two-dimensional monochrome line drawings. With the introduction of wide-format inkjet printers, CAD users are now able to create full-color and three-dimensional output. CAD and other design users often require spot color and speed in their output and look for productivity enhancement in producing the output. The NovaJet product line offers a full range of color outputs and our CADJET product line offers a CAD user spot color in addition to excellent line quality.


     GIS users are a more specialized group that uses technical graphics applications similar to those used in the CAD category, primarily for mapping. GIS users include civil engineers, mining engineers and geologists working for government agencies, utilities and natural resource companies. GIS involves a distinct use of CAD databases to manage, analyze and present data in a three-dimensional "mapping" format. Generally, these users require more color than CAD users since their output involves the use of color fills and varied fonts for richer presentations. This category, although smaller than the other markets we serve, represents opportunities for our product lines since these applications require, in some instances, both three-dimensional renderings and color fills to differentiate acreage, objects and topographical features.


     With the 1500 TX Digital Textile System-TM-, textile designers are able to print their designs directly to fabric, make quick changes and have the fabric cut and sewn into a sample immediately. This provides the benefit of significant time and cost savings, as well as in-house control of proprietary designs. Specialty inks and fabric treatments simplify the post-processing required after printing and make the inks washable. Customers who desire to reduce inventory and risk and response time from design to delivery should favor this system. The system would also be useful to users who customize their output to the image and programs of their individual customers.


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


     A combination of characteristics has made thermal inkjet the fastest growing technology in the wide-format printer market over the past decade. These characteristics include relatively low cost, high speed and the ability to print high-quality color images. Thermal inkjet printers form images, lines and other characters by placing very small dots of heated ink as the print head moves horizontally, called a raster scan, while the media is scrolled vertically. Because thermal inkjet print heads move above the paper and never actually make contact with the paper, there is less mechanical wear and tear than experienced by technologies such as pen plotters which move across the paper. Thermal inkjet printers can print on a wide variety of media.


     Electrostatic printers operate by creating a dot pattern of electric charges on special paper or other media. The colors are attracted to the media as it passes across the color fountains. Although this technology offers some advantages to users requiring enhanced color, color fills and high-speed characteristics, it is generally more expensive than inkjet printers. Electrostatic printers are considered production machines and typically used for larger runs. The current market for this technology is small in size.

     Thermal transfer machines use wax- or resin-coated ribbons instead of inks and generally require special media to take advantage of the thermal print head. Thermal printers cost considerably more than inkjet printers.


     Piezo inkjet technology forces small droplets of ink on to the media through the use of a crystal that contracts the walls of the ink-holding chamber when electricity is applied. As a result, this technology could yield potentially faster printer performance and easier compatibility with pigmented inks. Industry analysts predict that there is likely to be substantial growth in this sector as the technology matures.


     Other technologies that can be adapted to wide-format use include light emitting diode, photographic output, electrophotographic output and dot matrix printers. Each of these other technologies has disadvantages for the markets we serve, including relatively poor resolution or high costs when compared to inkjet technology.


OUR PRODUCTS


     We have designed a variety of wide-format hard copy peripherals, including color inkjet printers and pen plotters. Our product families include:

     - the recently introduced CADJET 3D, the third generation of the CADJET product line, the first of which was introduced in November 1994;

     - four series of the NovaJet product line, first introduced in October 1991, and most recently, the NovaJet 700/630/500 series;

     -    the NovaXsell System;

     -    the Croma24; and

     -    the Digital Textile System.

All of our products support at least one, and typically several, emulation graphics languages and interfaces, including the industry standard, HP-GL-Registered Trademark-, HP-GL/2-Registered Trademark-, and HP-RTL-Registered Trademark-, to provide compatibility and utility for the end user. In addition, our products allow users to print in a variety of sizes from standard small-format to wide-format. Our automatic media sensing feature also permits our products to accommodate some special sizes. Our products have an easy-to-operate keyboard and display, with drop-down menus to set printer parameters and stored pre-set configurations. We currently offer the following products in our product families.


--------------------------------------------------------------------------------------------------------------------
  PRODUCT FAMILY/                                                                                        DATE
    PRODUCT NAME               DESCRIPTION               CAPABILITIES         TARGETED CUSTOMERS      INTRODUCED
--------------------------------------------------------------------------------------------------------------------
CADJET 2              Designed to give users low     Print resolution of    CAD users, creative        June 1997
                      cost, advanced inkjet          300 x 300 dpi (dots    professionals or
                      performance, available in      per inch), 600x600     first-time wide-format
                      24" or 36" wide models.        dpi is addressable     users.
                                                     through ADI driver.
-------------------------------------------------------------------------------------------------------------------
CADJET 3D             Designed from NovaJet          Color print            Technical designer/        March 2000
                      technology, using              resolution of 300x600  architect in CAD and
                      Micro-burst(TM)inkjet            dpi, 210 sfph          GIS markets.
                      technology. Available in 36"   (square feet per
                      model.                         hour) in supercharge
                                                     mode.
-------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------
  PRODUCT FAMILY/                                                                                        DATE
    PRODUCT NAME               DESCRIPTION               CAPABILITIES         TARGETED CUSTOMERS      INTRODUCED
--------------------------------------------------------------------------------------------------------------------
NovaJet Family/       Graphics-oriented printer      Print resolution of    Sophisticated              February 1996
NovaJet 4             engineered for                 300x300 dpi.           mid-range and high-end
                      high-performance output and                           pen plotter and
                      exceptional graphics                                  thermal printer GAP
                      quality, available in 24"                             users, as well as
                      and 36" wide models.                                  electrostatic printer
                                                                            GAP users.
--------------------------------------------------------------------------------------------------------------------
NovaJet PRO Series/   PRO series designed for the    Print resolution of    Sophisticated              November 1995
NovaJet PRO and       professional graphics artist   300x300 dpi.           mid-range and high-end
NovaJet PRO 50        and other short run                                   printer GAP users, as
                      production-oriented users,                            well as electrostatic
                      PRO available in 36" wide                             printer GAP users and
                      model and PRO 50 in 50"                               in the graphic arts
                      model.                                                market.
--------------------------------------------------------------------------------------------------------------------
NovaJet PROe Series   Designed for print-for-pay     Print resolution of    High-volume producers      May 1997
                      GAP users that require a       300x300 dpi.           of large
                      high quality, fast and                                photo-realistic
                      productive printer,                                   prints, murals, and
                      available in both 42" and                             point-of-sale displays.
                      60" wide models.
--------------------------------------------------------------------------------------------------------------------
NovaJet PRO 600e      Include all features found     Print resolution of    GAP users who              May 1998
Series                on PROe series plus the        300x300 dpi or         specialize in photo
                      ability to switch between      600x600 dpi.           enlargements,
                      300 dpi and 600 dpi,                                  signmaking and
                      available in both 42" and                             reproduction
                      60" wide models.                                      enlargements
--------------------------------------------------------------------------------------------------------------------
NovaJet Family/       Fastest printer at the         Print resolution of    Sophisticated              June 1999
NovaJet 500           lowest possible cost,          300x300 dpi, 97 sfph   high-range and
                      professional's choice for      in normal mode.        mid-range pen plotter
                      high-production printing and                          and thermal printer
                      lower dpi quality, available                          GAP users.
                      in 42" and 60" wide models.
--------------------------------------------------------------------------------------------------------------------
NovaJet Family/       Designed for digital color     Print resolution of    Sophisticated              June 1999
NovaJet 630           images and high productivity   600x600 dpi, 62 sfph   high-range pen plotter
                      output, available in 42" and   in normal mode.        and thermal printer
                      60" wide models.                                      GAP users who need
                                                                            speedy output.
--------------------------------------------------------------------------------------------------------------------
NovaJet Family/       High-end printer of NovaJet    Print resolution of    Sophisticated              June 1999
NovaJet 700           family, professional's         600x600 dpi, 75 sfph   high-range and
                      choice for high-production     in normal mode.        high-end pen plotter
                      printing, available in 42"                            and thermal printer
                      and 60" wide models.                                  GAP users.
--------------------------------------------------------------------------------------------------------------------
NovaXsell System/     Easy to use signage system,    Print resolution of    POS users who desire       October 1999
NovaJet 505           produces POS signage quickly   300x300 dpi.           to have a complete
                      and efficiently to meet                               system for their
                      signage requirements,                                 signage needs.
                      utilizes Posterizer
                      software, available in 42"
                      and 60" wide models.
--------------------------------------------------------------------------------------------------------------------
Croma24               Industry's first               Print resolution of    CAD users, creative        June 1997
                      cost-effective color inkjet    300x300 dpi, 600x600   professionals or
                      printer which produces 24"     dpi is addressable     first-time wide-format
                      photo-realistic images.        through ADI driver.    users.
--------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------------------------
  PRODUCT FAMILY/                                                                                        DATE
    PRODUCT NAME               DESCRIPTION               CAPABILITIES         TARGETED CUSTOMERS      INTRODUCED
--------------------------------------------------------------------------------------------------------------------
Digital Textile       Alternative to traditional     300x300 dpi            Textile designers.        March 1998
System/               screen printing, targeted to
1500 TX               textile designers who
                      require a faster, more
                      productive way to design and
                      handle sampling needs,
                      available in 60" wide model.
--------------------------------------------------------------------------------------------------------------------


     Inventory of Croma24 was fully reserved at the end of 1998. 1999 sales were made primarily through our Internet site and in volume quantities through our existing distributors.


     In the second quarter of 1999 we concluded that we were too early to the textile market and that our product, although excellent as currently designed, was not fully responsive to the needs of end-users. While we intend to stay in the market with our current product offering and develop new products to fit the emerging textile market opportunity, we have directed our limited resources to support our other end-users and partners.

     ENCAD QUALITY IMAGING SUPPLIES-TM-

     Our line of supplies, launched in 1995, provides a comprehensive output system for our printer owners. Because they are designed to ensure the highest quality output possible from our printers, these supplies are branded ENCAD Quality Imaging Supplies. Sales of supplies accounted for 32%, 36% and 22% of net sales in 1999, 1998 and 1997, respectively.


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


     The indoor line of products includes specially formulated dye-based inks optimized for our printers and our custom ink cartridges. In order to fulfill the broad needs of our marketplace, we provide three ink options:

- Graphic Arts Ink, for colors beyond the traditional color palette, which is usually used for posters and photo-realistic images;

- Graphic Standard Ink, for colors that mirror press-quality output, which is more appropriate for color proofing; and

- Graphic Extend Ink, for ultra violet protection, which is used in indoor applications that require special fading resistance.


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

     SOFTWARE AND ACCESSORIES

     Our print utilities and drivers provide the user with the power to control color output by providing several screening options and print quality modes, user-selectable color device tables, gamma correction and the ability to set ink drying times. The ENCAD FastPort 3400X Micro Print Server allows a printer or plotter to be available to users of multiple network protocols simultaneously. In order to minimize the need for costly on-board printer memory and increase print speed, we provide software to run on the host computer which converts the vector output (HP-GL, HP-GL/2) of third party application programs into raster data.

     Our products are supported by leading Raster Image Processor, or RIP, manufacturers that allow our printers to be compatible with most hardware and software RIPs for both Macintosh and PC platforms. These RIPs support a wide variety of applications from photo-realistic image reproductions to signage, poster making and CAD/GIS. In addition, we co-brand a Fiery-Registered Trademark- X2-W hardware RIP from Electronics for Imaging that is exclusively designed for optimum performance with the latest NovaJet family of printers.

      THIRD PARTY INTERFACES

     Third party PostScript-Registered Trademark- hardware and software developers have created products that interface with our NovaJet product line. These products allow the various NovaJet products to output near photo-realistic color images in an enhanced mode. In addition, numerous software packages, such as AutoCAD-Registered Trademark-, Adobe Photoshop-Registered Trademark-, VersaCAD-Registered Trademark-, Adobe Print Shop-Registered Trademark-, Adobe Illustrator-Registered Trademark-, Quark XPress-Registered Trademark- and ARC/INFO-Registered Trademark-, are used with our products in Macintosh-Registered Trademark-, DOS-Registered Trademark- and Windows-Registered Trademark- platforms.


RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING


     Since our founding in 1981, we have been an industry leader in delivering innovation to the wide-format printing marketplace. We have focused our research, product development and engineering efforts on printers based on thermal inkjet printing technology. Inkjet printers have been the fastest growing segment of the wide-format printing market due to the ability to form high quality color images at relatively low cost and high performance. We pioneered wide-format inkjet photo realistic printing, extended ink delivery systems and lightfast inks for outdoor signage.


     We believe timely development and introduction of new products which satisfy customer requirements are critical to our success. We strive to anticipate and respond to user demands in selected wide-format printing markets and to provide solutions with distinct competitive advantages for those customers. We focus our research and development efforts on solutions emphasizing superior performance, outstanding image quality, simplicity of design, system productivity and low total cost of ownership for the end user. We develop wide-format inkjet printers, inks, media, RIPs, and software.

     We maintain a staff with expertise in design of mechanical systems, electronics, control systems, firmware, software, chemistry, physics, fluid dynamics and color science, which has enabled us to develop a significant patent portfolio in inkjet printing. We augment our development staff through strategic partnerships with industry leaders for the development of components and subsystems. In some cases, we elect to outsource the development of complete products to these partners. Additionally, we employ industry consultants and contract engineering firms when specific expertise or additional resources are required.


     Research and development expenses were $12,078,000, $10,894,000 and $10,544,000 in 1999, 1998 and 1997, respectively, which represent approximately 10%, 10% and 7% of net sales in those respective periods.


MANUFACTURING AND SUPPLIERS


     Our printer manufacturing operations consist of subassembly, final assembly and testing, quality assurance, packaging and shipping. We contract with various outside vendors for printed circuit board fabrication and assembly and for fabrication of metal and plastic parts. We then perform the final assembly of our printer products in our San Diego facility. Most materials for printer manufacturing operations are available locally in Southern California from multiple vendors, and the majority is produced in the United States.


     For our supplies business, we partner with large multi-national companies for the acquisition of inks and media. Inks are acquired from three sources and the various forms of media from multiple sources. Assembly of refill and accessory ink kits are outsourced prior to distribution.


     Selected components used in our products are available only from single sources. Although we primarily buy components under purchase orders and do not have long-term agreements with most of our suppliers, we anticipate that our suppliers will be able to continue to satisfy our requirements. Although alternative suppliers are readily available for most of these components, for some components the process of qualifying replacement suppliers, replacing existing tooling, or ordering and receiving replacement components could take up to six additional months.

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

     DISTRIBUTORS, VARS AND DEALERS

     In 2000, we will begin to move from a two-tier to a single-tier distribution network. This strategy will initially only affect our North American distribution and shift some of the sales from distributors to VARs. As a result, the Company will sell its products directly to a network of approximately 70 major VARs. This model will allow us to increase our knowledge of our customers and their channel inventory and improve end-user customer satisfaction. As VARs normally do not carry inventory, and existing distributor inventory needs to sell through the distribution channel, there may be a temporary negative impact on sales. Although VARs are, in general, not as well financed as distributors, any collection risk we may have will be spread over more accounts. Our total distribution network of approximately 300 active domestic dealers remains a critical channel to deliver our products to end-users. In addition to our sales and marketing headquarters located in San Diego, California, we have field salespersons residing in Illinois, Texas, New York, California, and Canada. These salespersons work closely with our regional and local VARs and dealers.


     Internationally, we generally utilize one major distributor in each market. Over 50 international distributors sell to dealers, specialized systems integrators and VARs. Our international distributor network provides us with a presence in Canada, Mexico, Europe, the Pacific Rim, the Middle East, Central and South America, South Africa, China and India. We maintain Pacific Rim sales offices in Hong Kong and Beijing. We also have subsidiaries located in France, Germany and England to which we pay commissions for sales to customers in countries that they serve. Their revenues, operating profits and identifiable assets are not material. Our dependence on international sales subjects us to the risks associated with conducting business internationally, including currency fluctuations, to the extent they affect local office expenses and product pricing in local markets, general international market conditions, export and import controls, and other governmental regulations.


     All export sales accounted for the percentages of net sales as follows:


                                                   1999       1998       1997
                                                 -------    -------    -------
         Europe, Middle East, Africa                  40%        39%        32%
         Americas, excluding United States             6          9          8
         Asia Pacific                                 19         15         19
                                                 -------    -------    -------
         Total                                        65%        63%        59%


     Our agreements with our worldwide distributors and VARs generally grant each distributor and VAR the non-exclusive right to distribute our products in its market. Our international distribution agreement provides for payment net 45 days after shipment, by irrevocable letter of credit or by prepayment by wire transfer for international distributors, unless otherwise agreed to by us. In the case of domestic distributors, payment generally is net 30 days upon credit approval, unless otherwise agreed to by us. Any outstanding amounts remain owing subsequent to termination of the agreement. We provide price protection to some of our distributors so that if we reduce the price of our products, a distributor is entitled to a credit for the difference between the reduced price and the price it previously paid for products purchased within a specified time period, and which remain in inventory at the time of the price reduction. As a result, price reductions of our products could have a material adverse effect on results of operations, depending on distributor inventory levels at the time of such price reductions.


     We support the marketing and sales efforts of our worldwide distributors, VARs and dealers through participation at worldwide computer industry trade shows as well as specialized trade shows targeted at specific applications for our products. We believe that we maintain good relationships with our worldwide distributors, VARs and dealers. Domestically, we have developed an authorized dealer network through an active dealer-support campaign consisting of advertising, lead referrals, product literature, promotional pricing, training and telephone support. Internationally, we assist our distributors in the larger markets through active advertising and trade show participation. We offer our distributors a cooperative advertising program that partially reimburses them for expenses spent in advertising and promoting our products. Such reimbursements are determined based upon the distributor's sales levels.


     In 1999 one customer, Tekgraf, Inc., accounted for 13% of net sales. In 1998 and 1997, no one customer accounted for more than 10% of net sales.

     OEMS

     To expand our distribution channels, we have entered into several OEM arrangements that allow us to better address specific market applications or geographical areas. Sales from OEM arrangements accounted for 18%, 18% and 26% of net sales in 1999, 1998 and 1997, respectively. We annually assess the success of each individual arrangement and believe that, in the aggregate, they will continue to represent a substantial portion of our revenue. We may not be able to retain these existing arrangements or to obtain additional ones. If we are not able to acquire additional OEM partners, the loss of existing OEM partners could adversely affect our financial condition and results of operations.


     E-COMMERCE

     Another emerging distribution strategy in 2000 is the development and implementation of our Internet site - encad-direct.com. The site's content will include information regarding our products; business solutions; technical solutions and answers to frequently asked questions. The web site will also include an online community specifically for our end-users to share moneymaking ideas, discuss potential product improvements, dialog about trends in the industry, or communicate directly with our engineering, sales, and marketing team. A location on the site will be reserved for our resellers to meet and share information. By facilitating an online community for our end-users and resellers, we believe we will develop stronger long-term relationships with them. Initially, the end-user portion of the web site will be restricted to users located in the United States and will sell simple to use solutions. The initial products offered will include a Macintosh solution for the Croma24 and NovaJet 4, and will be followed by CAD solutions and ENCAD ink and media. The majority of content and community areas of the web site are already established and the remaining sections will be launched in stages in 2000 to ensure proper execution.

CUSTOMER SUPPORT

     We consider ongoing support of our products to be an essential element of our business. We have established a customer service and support organization which provides technical support and printer repair to our distributors, VARs, dealers and end-users. Customers have telephone access to technical specialists who respond to printer, software, supplies and applications questions. In addition, we have established Internet access on which we post notes and software updates to provide on-line support and solutions for our customers. We provide a standard one-year warranty against defects in materials and workmanship in our products. We also offer third party, on-site warranty for selected products in the United States and selected European countries. A maintenance agreement for most products sold in the U.S. is also available at additional cost. Our OEM suppliers do their own warranty service. Any product sold domestically that needs to be repaired may be returned directly to us for repair. International distributors repair our products with us supplying the parts to them directly. Since a large number of our products are the sole color inkjet printers in a facility, we offer next day on-site repair for domestic purchases during the warranty period. For selected products, during the warranty period, the domestic end user can return the print head to us for service and, in exchange, we will provide a replacement head within 24 to 48 hours. Warranty expense has constituted less than 3% of net sales on an annual basis, and, to date, has not had a material adverse effect on our financial condition or results of operations.

COMPETITION


     In addition to the direct competition from products using inkjet technology, our products face competition from other technologies that are offered by several companies. The competition to sell ink, media and software products to the customer is also intense. While we believe that we compete successfully against these other technologies and products, they may compete favorably for specified applications. We may not be able to compete successfully in the future and competitive pressures may have a material adverse effect on our financial condition and results of operations.


     We compete in the wide-format market mainly on the basis of performance and price. Price competition became intensive during 1998 and remained so in 1999. We expect that competition will accelerate in the future. Historically, we have reduced prices on older generation products upon introduction of the newer generation models and in response to other competitive pressures. Our most recent price reduction took effect in June 1999, and additional price reductions will occur in the future. Price reductions will affect gross margin, and may adversely affect our ability to generate positive financial results.


PROPRIETARY RIGHTS


     We rely on a combination of trade secret, copyright, trademark and patent protection, as well as confidentiality and non-disclosure agreements, in order to protect our proprietary rights. We have pursued, and intend to continue to pursue, patent protection for inventions we consider important. We believe our success will also continue to be dependent upon our reputation for unique technology, product innovation, affordability, marketing ability and responsiveness to customers' needs. We currently hold 16 patents related to inkjet technology and design. In 1999, we filed 9 patent applications covering our imaging technology. We may not be successful in protecting our proprietary technology. Our proprietary rights may not preclude competitors from developing products or technology equivalent or superior to ours.


     From time to time, various competitors, including Hewlett-Packard, have asserted patent rights relevant to our business. We expect that this will continue. We carefully evaluate each assertion relating to our products. If our competitors are successful in establishing that asserted rights have been violated, we could be forced to obtain a license to market or be prohibited from marketing the products that incorporate such rights. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. If our products should be found to infringe upon the intellectual property rights of others, we could be enjoined from further infringement and be liable for any damages. The measures adopted by us for the protection of our intellectual property may not be adequate to protect our interests. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technologies. For additional discussion concerning ongoing litigation related to our intellectual property, please see "Item 3-- Legal Proceedings" which follows.


EMPLOYEES


     As of February 29, 2000, we employed approximately 431 persons, including 117 in sales, marketing and related activities, 153 in manufacturing and operations, 65 in research, product development and engineering, 39 in technical support and service, and 57 in management, administration and finance. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in our industry and our locale. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

RISKS AND UNCERTAINTIES

     OUR QUARTERLY OPERATING RESULTS CAN FLUCTUATE SIGNIFICANTLY.

Our quarterly operating results can fluctuate significantly depending on a number of factors. Any one of these factors could have a material adverse effect on our financial condition or results of operations. Factors affecting net sales include:

     - the timing of product announcements and subsequent introductions of products by us and our competitors;

     - timing of shipments of our products, including the mix of product families shipped;

     -    market acceptance of new products;

     -    seasonality;

     -    changes in prices by us and our competitors; and

     -    price protection for price reductions offered to customers.


     In addition, the availability and cost of components, the timing of expenditures for staffing and related support costs, marketing programs and research and development can have an effect on our operating results. Of course, changes in general economic conditions and currency fluctuations can also affect quarterly performance. We may experience significant quarterly fluctuations in net sales as well as operating expenses with respect to future new product introductions. Our component purchases, production and spending levels are based upon forecast demand for our products. Accordingly, any inaccuracy in forecasting could adversely affect our financial condition and results of operations. Demand for our products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. Quarterly results are not necessarily indicative of future performance for any particular period.

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

     -    selling prices;

     -    product performance;

     -    product distribution;

     -    marketing ability; and

     -    customer support.

     THE MARKETS IN WHICH WE COMPETE ARE CHARACTERIZED BY SHORT PRODUCT LIFE CYCLES AND REDUCTIONS IN UNIT SELLING PRICES.

     The markets for wide-format printers and related supplies are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. Our financial condition and results of operations could be adversely affected if we are unable to develop and manufacture new, competitive products in a timely manner. Our future success will depend on our ability to develop and manufacture technologically competitive products, price them competitively, and achieve cost reductions for our existing products. Advances in technology will require increased investment to maintain our market position.

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

     OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND CONSULTANTS.

     Our success is dependent, in part, on our ability to attract and retain qualified management and technical employees. Competition for such personnel is intensifying. The inability to attract additional key employees or the loss of key employees could adversely affect our ability to execute our business strategy. We do not have employment agreements with members of senior management. We may not be able to retain our key personnel. We rely heavily on industry consultants and other specialists to assist and influence decisions, keep abreast of technological and industry advances, and assist in other processes.

     MANY OF OUR COMPONENTS ARE SUPPLIED BY SINGLE-SOURCE SUPPLIERS THAT MAY NOT BE ABLE TO BE REPLACED WITHOUT DISRUPTING OUR OPERATIONS.

     Selected components used in our products are only available from single sources. We generally do not have long-term agreements with our suppliers. Although alternate suppliers are readily available for many of these components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take up to six months and cause substantial disruption to our operations. If a supplier is unable to meet our needs or supplies parts which we find unacceptable, we may not be able to meet production demands. Key components of our products are supplied indirectly by our principal competitor, Hewlett-Packard.

     IF OUR COMPETITORS PROVE THAT OUR PRODUCTS VIOLATE THEIR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

     From time to time, various competitors, including Hewlett-Packard, have asserted patent rights relevant to our business. We expect that this will continue. We carefully evaluate each assertion relating to our products. If our competitors are successful in establishing that asserted rights have been violated, we could be prohibited from marketing the products that incorporate such rights. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. If our products should be found to infringe upon the intellectual property rights of others, we could be enjoined from further infringement and be liable for any damages. The measures adopted by us for the protection of our intellectual property may not be adequate to protect our interests. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technologies.

     A SIGNIFICANT PORTION OF OUR NET SALES IS DERIVED FROM SALES TO COUNTRIES OUTSIDE THE UNITED STATES AND FACTORS OUTSIDE OUR CONTROL COULD ADVERSELY AFFECT THOSE SALES.

     For the years ended December 31, 1999 and 1998, sales outside the United States represented approximately 65% and 63% of our net sales, respectively. We expect export sales to continue to represent a significant portion of our sales. All of our products sold in international markets are denominated in U.S. dollars; therefore an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets. International sales and operations may also be subject to risks such as:

     -    currency exchange fluctuations;

     -    difficulties in staffing and managing international operations;

     -    collecting accounts receivable;

     -    restrictions on the export of critical technology;

     -    changes in tariffs;

     -    trade restrictions;

     -    export license requirements;

     -    political instability; and

     -    the imposition of governmental controls.

     In addition, the laws of some countries do not protect our products and intellectual property rights to the same extent as the laws of the United States. As we continue to pursue our international business, these factors may have an adverse effect on our net sales and, consequently, on our business.


     WE ARE DEPENDENT ON OUR DISTRIBUTORS, VARS, DEALERS AND OEMS TO SELL AND MARKET OUR PRODUCTS AND THEY MAY NOT DEVOTE SUFFICIENT RESOURCES TO THIS TASK TO ENSURE OUR SUCCESS.

     Our sales are principally made through independent distributors, VARs and dealers, which may carry competing product lines. We believe that our future growth and success will continue to depend in large part upon our distribution channels. They could reduce or discontinue sales of our products, which could have a material adverse effect on our business. They may not devote the resources necessary to provide effective sales, service and marketing support of our products. In addition, we are dependent upon their continued viability and financial stability, and many of them are organizations with limited capital. They, in turn, are substantially dependent upon general economic conditions and other unique factors affecting the wide-format printer market.


     In 2000, we will begin to move from a two-tier to a single-tier distribution network. This strategy will initially only affect our North American distribution and shift some of the sales from distributors to VARs. As a result, the Company will sell its products directly to a network of approximately 70 major VARs. This model will allow us to increase our knowledge of our customers and their channel inventory and improve end-user customer satisfaction. As VARs normally do not carry inventory, and existing distributor inventory needs to sell through the distribution channel, there may be a temporary negative impact on sales. Although VARs are, in general, not as well financed as distributors, any collection risk we may have will be spread over more accounts.


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

     -    general stock market trends;

     -    adverse results of pending litigation;

     -    announcements of developments related to our business;

     -    fluctuations in our operating results;

     - general conditions in the computer peripheral market or the markets we serve;

     -    general economic conditions;

     - shortfalls in sales or earnings from securities analysts' expectations;

     - announcements of technological innovations, new inkjet products or enhancements by us or our competitors;

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

     OUR CHARTER DOCUMENTS AND RIGHTS PLAN MAY PREVENT A CHANGE OF CONTROL WHICH IS IN YOUR BEST INTERESTS.

     The stockholder rights plan and some of our charter provisions may discourage transactions involving an actual or potential change in control of your company, including transactions in which you might otherwise receive a premium for your shares over then-current market prices. These provisions may limit your ability to approve transactions that you deem to be in your best interests.


ITEM 2:  PROPERTIES


     In January 2000, we received cash proceeds of approximately $12.0 million for a transaction in which we sold our headquarters buildings, located in San Diego, California, and simultaneously leased the property back for a period of seven years. The property consists of two buildings of approximately 51,000 and 47,000 square feet and houses the principal administrative, research and manufacturing facility. We also lease a 62,000 square foot warehouse near our headquarters. We consider our facilities adequate for our current needs and believe that additional space can be obtained in the future if necessary.


ITEM 3:   LEGAL PROCEEDINGS


     From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.


     In February 1998, Hewlett-Packard filed a lawsuit against us in the U.S. District Court for the District of Idaho, alleging that some of our products infringe two of Hewlett-Packard's patents. Hewlett-Packard filed an amended complaint alleging infringement of a third patent and seeking monetary damages and injunctive relief. We have filed a counter-claim, alleging that our products do not infringe the Hewlett-Packard patents, and that the Hewlett-Packard patents are invalid.


     In November 1998, a class action lawsuit was filed against us in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to our sales of a specified printer product. Class members seek damages caused by the allegedly faulty ink, including the cost of the ink, the cost of the third party replacement ink, and damage to printing projects caused by the ink.


     The outcomes of these lawsuits cannot be determined; however, we believe that the claims are without merit. We intend to vigorously defend against such claims. No amounts have been reported in the financial statements for any losses that may result from these lawsuits.


     In January 1999, we filed a lawsuit against Hewlett-Packard in the California Superior Court for the County of San Francisco, alleging sales of competitive products below cost and as loss leaders, in violation of the California Unfair Trade Practices Act. We have obtained a preliminary injunction enjoining Hewlett Packard's sale of printer products below cost. We are currently seeking permanent injunctive relief and treble damages.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the security holders during the quarter ended December 31, 1999.

                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Shares of common stock are traded on the Nasdaq National Market under the symbol "ENCD." The following table presents the quarterly high and low sales prices of the common stock as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                               1999                           1998
                                  --------------------------------------------------------------
                                      HIGH              LOW           HIGH              LOW
         ---------------------------------------------------------------------------------------
         First Quarter            $     6.813       $ 3.50          $   28.50         $   12.438
         Second Quarter           $     7.469       $ 5.344         $   15.375        $    8.688
         Third Quarter            $     9.50        $ 4.50          $   15.125        $    6.219
         Fourth Quarter           $     7.00        $ 4.438         $    6.50         $    1.875
         ---------------------------------------------------------------------------------------


     We had 208 stockholders of record and approximately 10,000 beneficial stockholders as of February 29, 2000.


DIVIDEND POLICY


     Please see "Item 1 - Business - Risks and Uncertainties - We do not pay dividends on the common stock and you will have to rely on increases in its price to get a return on your investment" for a discussion of our dividend policy.

ITEM 6:  SELECTED FINANCIAL DATA


                            FIVE YEAR FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA, PERCENTAGES AND EMPLOYEES)


                                                 1999         1998         1997        1996        1995
---------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
     Net sales .............................   $117,712     $110,055     $149,041    $ 107,437   $ 65,548
     Cost of sales .........................     66,171       80,646       78,259      56,021      36,471
     Gross profit ..........................     51,541       29,409       70,782      51,416      29,077
     Research and development ..............     12,078       10,894       10,544       8,794       5,578
     Operating income (loss) ...............      4,184      (23,668)      26,493      19,572      11,619
     Interest (expense) income .............       (203)        (412)          35         183         307
     Pretax income (loss) ..................      3,981      (23,081)      26,528      19,755      11,926
     Tax provision .........................        917       (4,775)       9,099       6,902       4,069
     Net income (loss) .....................      3,064      (18,306)      17,429      12,853       7,857
     Earnings (loss)  per share - basic ....   $   0.26     $  (1.58)    $   1.53    $   1.15    $   0.72
     Earnings (loss)  per share - diluted ..   $   0.26     $  (1.58)    $   1.45    $   1.08    $   0.70

MARGINS
     Gross profit ..........................         44%          27%          47%         48%         44%
     Research and development ..............         10           10            7           8           9
     Operating income ......................          4          (22)          18          18          18
     Pretax income .........................          3          (21)          18          18          18
     Net income ............................          3          (17)          12          12          12

YEAR END FINANCIAL POSITION
     Cash and cash equivalents .............   $  3,953     $    586     $  1,265    $  6,949    $  3,067
     Short-term investments ................         --           --           --          --       6,072
     Accounts receivable - net .............     30,546       29,603       36,800      19,762      13,029
     Inventories ...........................     11,992       16,205       29,155      13,630       8,047
     Property - net ........................     14,264       15,604       14,825      10,881       3,138
     Total assets ..........................     68,479       72,143       90,295      57,467      36,128
     Total current liabilities .............     15,972       23,787       24,300      14,246       7,450
     Stockholders' equity ..................     51,244       47,543       64,722      43,042      28,678
     Working capital .......................     35,822       31,320       47,818      30,326      25,304

CAPITAL MANAGEMENT
     Depreciation expense ..................   $  3,266     $  4,093     $  3,709    $  2,726    $  1,599
     Capital expenditures ..................   $  1,926     $  4,872     $  7,653    $ 10,469    $  2,513
     Operating return on average assets ....          6%         (29%)         36%         42%         39%
     Return on average equity ..............          6%         (33%)         32%         36%         32%
     Current ratio .........................        3.2          2.3          3.0         3.1         4.4
     Inventory turnover ....................        4.7          3.6          3.7         5.2         5.8
     Average days receivable ...............         92          109           69          56          60

HUMAN RESOURCE MANAGEMENT
     Average number of employees ...........        413          427          467         355         272
     Average assets per employee ...........        170          190          158         132         111
     Sales per employee ....................        285          258          319         303         241

COMMON SHARES OUTSTANDING*
     Weighted average shares - basic .......     11,707       11,572       11,390      11,217      10,971
     Weighted average shares - diluted .....     11,883       11,572       12,044      11,871      11,192
     Number  of shares  outstanding  at year
     end ...................................     11,780       11,636       11,501      11,300      11,100



* Common shares outstanding are adjusted for the two-for-one stock split in the form of a 100% stock dividend that occurred on May 31, 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except percentages)


     This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1 -Business - Risks and Uncertainties." We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

     The following table sets forth, as a percentage of net sales, various consolidated statements of income data for the periods indicated.


CONSOLIDATED STATEMENTS OF INCOME


                                                          1999         1998          1997
                 ---------------------------------------------------------------------------
                 NET SALES                                 100%         100%          100%
                 COST OF SALES                              56           73            53
                 ---------------------------------------------------------------------------
                 GROSS PROFIT                               44           27            47
                 MARKETING AND SELLING                      20           24            16
                 RESEARCH AND DEVELOPMENT                   10           10             7
                 GENERAL AND ADMINISTRATIVE                 10           12             6
                 RESTRUCTURING CHARGES                       -            3             -
                 ---------------------------------------------------------------------------
                 INCOME (LOSS) FROM OPERATIONS               4          (22)           18
                 INTEREST INCOME  - NET                      -            -             -
                 OTHER INCOME                                -            1             -
                 ---------------------------------------------------------------------------
                 INCOME (LOSS) BEFORE INCOME TAXES           4          (21)           18
                 PROVISION FOR INCOME TAXES                  1           (4)            6
                 ---------------------------------------------------------------------------
                 NET INCOME (LOSS)                           3%         (17%)          12%
                 ---------------------------------------------------------------------------


RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1999 AND 1998

     Our 1999 net sales increased 7% over 1998 net sales. This increase was due to strong sales generally throughout our GAP printer product line. In 1999, supplies sales decreased 3% from 1998, and accounted for approximately 32% of 1999 net sales versus 36% in 1998. The decrease in supplies sales was due primarily to our de-emphasis of lower margin media products. We plan to continue to focus our supplies selling efforts on higher margin ink products. An increase in OEM performance also contributed to the overall increase in net sales for 1999, accounting for 18% of product sales during both 1999 and 1998.


     One customer accounted for 13% of product sales in 1999 while no one customer accounted for 10% of product sales in 1998. International sales accounted for approximately 65% and 63% of our product sales in 1999 and 1998, respectively.


     Cost of sales includes standard costs related to product shipments, including materials, labor and overhead, inventory reserves and manufacturing variances, and other direct or allocated costs involved in the manufacture, delivery, support and maintenance of products. Cost of sales as a percentage of net sales decreased to 56% in 1999, from 73% in 1998, causing a comparable increase in gross margin percentages. During 1998 we incurred total charges of $8,928 related to inventory and related charges for unprofitable products, including Croma24 and several lines of media. This improvement reflects the result of our efforts to reduce material costs, as well as the higher gross margins we are realizing on our newly introduced products. Our future success will depend on our ability to continue to develop and manufacture competitive higher margin products and achieve cost reductions for our existing products.

     Marketing and selling expenses were 20% of net sales compared to 24% in 1998 and decreased by 7% in absolute dollars from 1998. This decrease was due to decreased spending for advertising and tradeshows and an overall decrease in spending as a result of the consolidation of our supplies and textile business units into our core business.


     1999 research and development spending grew by 11% in absolute dollars over 1998 and remained flat at 10% as a percentage of net sales. The increase in spending was driven by new product development. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products and consequently expect that research and development expenses will remain at levels consistent with prior periods.


     General and administrative expenses were 10% of net sales in 1999 compared to 12% in 1998. This decrease was primarily related to a lower amount of bad debt expense and lower staffing costs offset somewhat by higher than normal legal expenses associated with litigation, which is more fully described in the section of this report entitled "Legal Proceedings."


     There was no significant other income in 1999. The product development and manufacturing license agreement signed in 1998 was terminated in 1999.


     Interest expense in 1999 totaled $227 compared to $437 in 1998. Decreased borrowings under our line of credit arrangement caused the decrease in interest expense. Interest income in 1999 totaled $25 compared to $25 in 1998.


     The effective income tax rate in 1999 was 23%, compared to 21% in 1998. The higher rate was due primarily to the recording of the deferred tax asset allowance previously described in 1998.


     The previously described elements caused 1999 net income to stand at $3,064 compared to a 1998 net loss of $18,306.

     YEARS ENDED DECEMBER 31, 1998 AND 1997

     Our 1998 net sales decreased 26% from 1997 net sales. This decrease was primarily due to decreased unit sales and average selling prices across all printer product lines, with the exception of the NovaJet PRO 600e which was introduced in May 1998. Also contributing to the decline was the introduction of various rebate programs which were required to match competitive offerings. In 1998, supplies sales increased 19% over 1997, and accounted for approximately 36% of 1998 net sales versus 22% in 1997. A shortfall in OEM performance also contributed to the decrease in net sales for 1998, accounting for 18% of product sales as compared to 26% for 1997.

     No one customer accounted for 10% of product sales in either 1998 or 1997. International sales accounted for approximately 63% and 59% of our product sales in 1998 and 1997, respectively.


     Cost of sales as a percentage of net sales increased to 73% in 1998, from 53% in 1997, causing a comparable decrease in gross margin percentages. The increase in the cost of sales was due to a large increase to inventory reserves related to selected unprofitable media product lines, Croma24, and products which are reaching end-of-life status, unfavorable manufacturing overhead variances, and the write-off of various Croma24 assets. Also contributing to the increased cost of sales percentage were the decrease in average selling price and the implementation of rebate programs previously discussed.


     Marketing and selling expenses were 24% of net sales compared to 16% in 1997 and grew by 3% in absolute dollars over 1997. Most of the increase was related to costs associated with increased staffing, primarily in the supplies and textiles areas, offset by decreases in advertising and trade show activity compared to 1997.


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


     Other income for the year ended December 31, 1998 included payments received under a product development and manufacturing license agreement signed during the first quarter of 1998. Under this agreement, we assisted in the development of a wide-format color inkjet product targeted for markets outside of our focus. We received additional reimbursements for engineering expenses.


     Interest expense in 1998 totaled $437 compared to $140 in 1997. Increased borrowings under our line of credit arrangement caused the increase in interest expense. Interest income in 1998 totaled $25 compared to $175 in 1997.


     The effective income tax rate in 1998 was 21%, compared to 34% in 1997. The low rate was due primarily to the recording of the deferred tax asset allowance in 1998 as previously described.


     The previously described elements caused 1998 net loss to stand at $18,306 compared to a 1997 net income of $17,429.


LIQUIDITY AND CAPITAL RESOURCES


     We fund our operations primarily through cash flow provided from operations. As of December 31, 1999, we had cash and cash equivalents totaling $3,953, and working capital of $35,822. In comparison, we had cash and cash equivalents totaling $586, and working capital of $31,320 as of December 31, 1998. The increase in cash and cash equivalents was due primarily to the net income before depreciation and amortization of $6,330, a reduction in inventory of $4,713, and a reduction in income taxes receivable of $2,122, offset by a $6,000 paydown of our line of credit and capital expenditures of $1,926.


     We have received and anticipate we will continue to receive the majority of our cash from collections of accounts receivable from our distributors, dealers, VARs and OEMs. These groups in general have a history of timely payments; however, an increasing percentage of international sales can increase accounts receivable balances due to traditionally slower payments by international customers.


     At December 31, 1999, net accounts receivable increased by $1,483 over 1998's year end balance of $29,063. The increase was related to increased sales in 1999 and, more directly, increased sales in the fourth quarter of 1999.

     We invest our excess cash in money market accounts and have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not experienced, to date, any losses on our short-term investments. During 1999, we invested cash in short-term investments which generated interest income of $25.


     Inventory levels decreased by $4,213 at December 31, 1999 from $16,205 at the end of 1998. This decrease was primarily attributable to a more focused effort to reduce finished goods inventories while maintaining required availability to meet demand.


     In the years ended December 31, 1999 and 1998, we made capital expenditures of $1,926 and $4,872, respectively. 1998 expenditures included consulting and other expenses related to the initial implementation of the enterprise-wide information system software purchased in 1997. During 2000, we plan to increase our capital expenditures, especially for computers and related systems, and tooling relating to new products.


     At December 31, 1999, the Company had available a $15,000 revolving line of credit which expired in January 2000. The bank has agreed to extend the maturity date of the line until April 30, 2000, at which time we plan to replace it with another line. The line bears interest at the bank's prime rate (8.50% at December 31, 1999) or at the Company's option, a rate based on the London Interbank Overnight Rate (6.50% at December 31, 1999) plus 2.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. The line is secured by specified assets with a borrowing base limited to eligible accounts receivable and inventory. In addition, the availability of the line is subject to our maintaining financial covenants including working capital and tangible net worth ratios. No amounts were outstanding under the line of credit at December 31, 1999 and $6,000 was outstanding under a prior agreement with the same bank at December 31, 1998. The Company is currently negotiating a new line of credit with a new bank.


     In January 2000, we received cash proceeds of approximately $12,000 for a transaction in which we sold our headquarters property in San Diego, California, and leased the property back for a period of seven years. The leaseback will be accounted for as an operating lease. The transaction resulted in a gain of $5,472, which will be deferred and amortized over the term of the lease.


     We believe that our existing cash, cash equivalents, cash generated, and funds available under the bank line of credit will be sufficient to satisfy our currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products. There can be no assurances that future cash requirements to fund operations will not require us to seek additional capital, or that such additional capital will be available when required on terms acceptable to us. To date, inflation has not had a significant effect on our operating results.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Our only financial instruments with market risk exposure are domestic revolving line of credit borrowings, of which no amounts were outstanding at December 31, 1999. The amount of variable rate debt fluctuates during the year based upon our cash requirements. Maximum borrowings at any fiscal quarter end during fiscal 1999 were $2,500,000. Based on the outstanding balance at December 31, 1999, an adverse 10% change in the interest rate underlying these borrowings would result in no annual change in our pre-tax earnings and cash flow.


     These instruments are non-trading in nature and carry interest at the bank's prime rate (8.50% at December 31, 1999) or at our option, a rate based on the London Interbank Overnight Rate (6.50% at December 31, 1999 plus 2.25%). Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.


     Foreign Currency Risk. We conduct business on a global basis and all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and we expect export sale to continue to represent a significant portion of our sales.

     Our international business is subject to risks typical of an international business, including, but not limited to:

     -    currency exchange fluctuations;

     -    difficulties in staffing and managing international operations;

     -    collecting accounts receivable;

     -    restrictions on the export of critical technology;

     -    changes in tariffs;

     -    trade restrictions;

     -    export license requirements;

     -    political instability; and

     -    the imposition of government controls.

Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

     Our sales offices in France, Germany, the United Kingdom, China and Japan, incur costs which are denominated in local currencies. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of exchange rate fluctuations on our 1999 results was not material.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required by this item is included in Part IV, Item 14(a)(1) and (2).


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.


                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


     The information required by this item is incorporated by reference from the Proxy Statement in the sections entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


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


                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT ON FORM 10-K:

     (1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of ENCAD, Inc. and Independent Auditors' Report are included in a separate section of this Report beginning on page F-1:


                                                                                                          Page
               Description                                                                               Number
               -----------                                                                               ------
               Independent Auditors' Report ................................................................F-2

               Consolidated Balance Sheets as of December 31, 1999 and 1998 ................................F-3

               Consolidated Statements of Operations for the years ended
                   December 31, 1999, 1998 and 1997 ........................................................F-4

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997 ..................................................F-5

               Consolidated Statements of Cash Flows for the years ended
                   December 31, 1999, 1998 and 1997 ........................................................F-6

               Notes to Consolidated Financial Statements ..................................................F-7


     (2) FINANCIAL STATEMENT SCHEDULES. Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included.

     (3) Exhibits:


      Exhibit
      Number      Description
      ------      -----------
        2.1       Agreement and Plan of Merger between ENCAD Delaware and
                  ENCAD California dated January 5,1998 (filed as Exhibit 2.1). (1)
        3.1       Certificate of Incorporation of the Company (filed as Exhibit
                  3.1). (1)
        3.2       Bylaws of the Company (filed as Exhibit 3.2). (1)
        3.3       Certificate of Designation for Series A Junior Participating
                      Preferred Stock (filed as Exhibit 3.2).(2)
        4.1       Rights Agreement, dated as of March 19, 1998, between the
                      Company and Harris Trust Company of California, which
                      includes the Form of Certificate of Designation for the
                      Series A Preferred Stock as Exhibit A, the Form of Rights
                      Certificate as Exhibit B and the Summary of Rights to
                      Purchase Shares as Exhibit C. (2)
        4.2       First Amendment to the Company's Rights Plan.(3)
       10.1       Form of Distributor Agreement (Domestic) (filed as Exhibit
                      10.14). (4)
       10.2       Form of International Distributor Agreement (filed as Exhibit
                      10.15). (4)
       10.3       Form of OEM Agreement (filed as Exhibit 10.16). (4)
     + 10.8       The Company's 1993 Stock Option/Stock Issuance Plan, as
                      amended (filed as Exhibit 99.1). (5)
     + 10.9       Form of Notice of Grant of Stock Option and Stock Option
                      Agreement (filed as Exhibit 10.34). (4)
     + 10.10      Form of Stock Issuance Agreement (filed as Exhibit 10.35). (4)
     + 10.11      1993 Employee Stock Purchase Plan, as amended (filed as
                      Exhibit 99.1). (6)
     + 10.12      Form of Stock Purchase Agreement (filed as Exhibit 10.37). (4)
       10.13      Form of Non-Disclosure Agreement (filed as Exhibit 10.38). (4)
       10.14      Form of Employee Proprietary Information Agreement (filed as
                      Exhibit 10.39). (4)
     + 10.15      Form of Indemnification Agreements between the Company and each of its directors. (7)
     + 10.16      Form of Indemnification Agreements between the Company and each of its officers. (7)
     + 10.17      Form of Severance Letter Agreements between the Company and each of its officers. (8)
     + 10.18      Amendment to Form of Severance Letter Agreements between the
                      Company and David A. Purcell.
     + 10.19      Amendment to Form of Severance Letter Agreements between the
                      Company and each of its officers.
     + 10.20      Form of Severance Letter Agreements between the Company and each of its vice presidents.
     + 10.21      Form of Senior Executive 1998 Annual Performance Bonus between the Company and each of its officers.(10)
     + 10.22      Select Compensation, Non-Qualified Deferred Compensation Plan
                      and related documents.(8)
       10.23      1997 Supplemental Stock Option Plan (filed as Exhibit 99.2).
                      (5)
       10.24      Form of Notice of Grant of Stock Option (filed as Exhibit
                      99.3.) (5)
       10.25      Form of Stock Option Agreement (filed as Exhibit 99.4).(5)
     + 10.26      Non-Statutory Stock Option Agreement between the Company and
                      Richard L. Diamond (filed as Exhibit 99.5). (5)
     + 10.27      1998 Stock Option Plan (filed as Exhibit 99.1).(9)
     + 10.28      Form of Notice of Grant of Stock Option (filed as Exhibit
                      99.2).(9)
     + 10.29      Form of Stock Option Agreement (filed as Exhibit 99.3).(9)
     + 10.30      Non-Statutory Stock Option Agreement between the Company and
                      Michael J.T. Steep (filed as Exhibit 99.5).(9)



     + 10.31      Form of Senior Executive 1999 Annual Performance Bonus between the Company and each of its Officers. (10)
     + 10.32      ENCAD, Inc. 1999 Stock Option/Stock Issuance Plan (filed as
                      Exhibit 99.1).(11)

     + 10.33      Form of Notice of Grant of Stock Option (filed as Exhibit
                      99.2).(11)

     + 10.34      Form of Stock Option Agreement (filed as Exhibit 99.3). (11)

     + 10.35      Form of Addendum to Stock Option Agreement - Involuntary
                      Termination Following Corporate Transaction/Change in
                      Control (filed as Exhibit 99.4). (11)

     + 10.36      Form of Addendum to Stock Option Agreement - Limited
                      Stock Appreciation Right (filed as Exhibit 99.5).
                      (11)

     + 10.37      Form of Stock Issuance Agreement (filed as Exhibit 99.6). (11)

     + 10.38      Form of Addendum to Stock Issuance Agreement -
                      Involuntary Termination Following Corporate
                      Transaction/Change in Control (filed as Exhibit
                      99.7). (11)

     + 10.39      Form of Notice of Grant of Non-Employee Director - Initial
                      (filed as Exhibit 99.8). (11)

     + 10.40      Form of Notice of Grant of Non-Employee Director - Annual
                      (filed as Exhibit 99.9). (11)

     + 10.41      Form of Automatic Stock Option Agreement (filed as Exhibit
                      99.10). (11)

     + 10.42      Executive Life Program, Collateral Assignment Split Dollar
                      Agreement Between the Company and David A. Purcell, dated
                      December 1, 1999.

     + 10.43      Split Dollar Collateral Assignment Between the Company and
                      David A. Purcell, dated December 1, 1999.

       10.44      Agreement for Purchase and Sale of Real Property and Escrow
                      Instructions, ENCAD Corporate Headquarters ("Agreement for
                      Purchase and Sale"), Between the Company and Birtcher
                      Properties, a California Corporation, dated August 5,
                      1999, as amended pursuant to the First Amendment to Agreement for Purchase and Sale, dated effective as of September 30, the Second Amendment to Agreement for Purchase and Sale, dated October 18, 1999, the
                      Third Amendment to Agreement for Purchase and Sale, dated October 26, 1999, the Fourth Amendment to
                      Agreement for Purchase and Sale, dated November 9,
                      1999, the Fifth Amendment to Agreement for Purchase and Sale, dated November 16, 1999, the Sixth
                      Amendment to Agreement for Purchase and Sale, dated
                      November 19, 1999, and the Seventh Amendment to
                      Agreement for Purchase and Sale, dated November 23,
                      1999.

       10.45      Lease Agreement dated October 15, 1999 between the Company and
                      Birtcher Cornerstone, L.P., a Delaware Limited Partnership.

     + 10.46      Offer of Employment Letter from the Company to Michael Liess

     + 10.47      Offer of Employment Letter from the Company to Charles Sharp

     + 10.48      Offer of Employment Letter from the Company to Guri Stark

       21.1       Subsidiaries.

       23.1       Independent Auditors' Consent, Deloitte & Touche LLP.

       24.1       Power of Attorney.   (See page 24)

       27.1       Financial Data Schedule for fiscal year end 1999.


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

(8)  Filed as an exhibit to the Registrant's annual report on Form 10-K for the
     (8) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1996, as amended, and incorporated herein by reference.

(9) Filed as exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-59779) and incorporated herein by reference.

(10) Filed as exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference

(11) Filed as exhibit to Registrant's Registration Statement on Form S-8 (No. 333-85143) and incorporated herein by reference.

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

ENCAD, Inc.

By  /s/ David A. Purcell
  ---------------------------                       March 30, 2000
        David A. Purcell
        Chief Executive Officer

By  /s/ Todd W. Schmidt
  ---------------------------                       March 30, 2000
        Todd W. Schmidt
        Chief Financial Officer

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


         SIGNATURE                                        TITLE                                  DATE

  /s/ David A. Purcell                          Chairman of the Board, President             March 30, 2000
--------------------------------                and Chief Executive Officer
     (David A. Purcell)                         (Principal Executive Officer)


  /s/ Robert V. Adams                                  Director                              March 30, 2000
--------------------------------
     (Robert V. Adams)


  /s/ Craig S. Andrews                                 Director                              March 30, 2000
--------------------------------
     (Craig S. Andrews)


  /s/ Ronald J. Hall                                   Director                              March 30, 2000
--------------------------------
     (Ronald J. Hall)


  /s/ Howard L. Jenkins                                Director                              March 30, 2000
--------------------------------
     (Howard L. Jenkins)


  /s/ Charles E. Volpe                                 Director                              March 30, 2000
--------------------------------
     (Charles  E. Volpe)


                                   ENCAD, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                       Page
                                                                                       ----
           Independent Auditors' Report.................................................F-2

           Consolidated Balance Sheets..................................................F-3

           Consolidated Statements of Operations........................................F-4

           Consolidated Statements of Stockholders' Equity..............................F-5

           Consolidated Statements of Cash Flows........................................F-6

           Notes to Consolidated Financial Statements...................................F-7


                                   ENCAD, INC.
                          INDEPENDENT AUDITORS' REPORT






          To the Board of Directors and Stockholders of ENCAD, Inc.

               We have audited the accompanying consolidated balance sheets of ENCAD, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


          /s/ DELOITTE & TOUCHE LLP


          SAN DIEGO, CALIFORNIA
          FEBRUARY 18, 2000

                                   ENCAD, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             DECEMBER 31,
                                                                                    -------------------------
                                                                                           1999         1998
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                    $    3,953   $      586
         Accounts receivable - net                                                        30,546       29,063
         Income taxes receivable                                                             281        2,403
         Inventories                                                                      11,992       16,205
         Deferred income taxes                                                             4,004        6,025
         Prepaid expenses                                                                  1,018          825
-------------------------------------------------------------------------------------------------------------
              Total current assets                                                        51,794       55,107
         Property - net                                                                   14,264       15,604
         Other assets                                                                      2,421        1,432
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $   68,479   $   72,143
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                             $    7,882   $   11,785
         Accrued expenses and other liabilities                                            8,090        6,002
         Borrowings under line of credit                                                       -        6,000
-------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                   15,972       23,787
OTHER LIABILITIES                                                                          1,263          813
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Preferred stock - $.001 par value, 5,000 shares authorized: Series A
              Junior Participating Preferred Stock - no shares issued
              and outstanding                                                                  -            -
         Common stock - $.001 par value, 60,000 shares authorized, 11,780 and
              11,636 shares issued and outstanding in 1999 and 1998 respectively              12           12
         Additional paid-in capital                                                       19,341       18,704
         Retained earnings                                                                31,891       28,827
-------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                  51,244       47,543
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   68,479   $   72,143
=============================================================================================================


See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               YEAR ENDED DECEMBER 31,
                                                                          1999              1998           1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                                             $   117,712     $   110,055     $   149,041
Cost of sales                                                              66,171          80,646          78,259
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                               51,541          29,409          70,782
-------------------------------------------------------------------------------------------------------------------
Marketing and selling                                                      23,983          25,745          25,023
Research and development                                                   12,078          10,894          10,544
General and administrative                                                 11,296          13,504           8,722
Restructuring charges                                                           -           2,934               -
-------------------------------------------------------------------------------------------------------------------
Operating costs and expenses                                               47,357          53,077          44,289
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                               4,184         (23,668)         26,493
Interest (expense) income - net                                              (203)           (412)             35
Other income                                                                    -             999               -
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                           3,981         (23,081)         26,528
Provision for income taxes                                                    917          (4,775)          9,099
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $     3,064     $   (18,306)    $    17,429
===================================================================================================================
Earnings (loss) per share - basic                                     $      0.26     $     (1.58)    $      1.53
===================================================================================================================
Earnings (loss) per share - diluted                                   $      0.26     $     (1.58)    $      1.45
===================================================================================================================
Weighted average common shares outstanding - basic                         11,707          11,572          11,390
===================================================================================================================
Weighted average common and common equivalent shares outstanding
- diluted                                                                  11,883          11,572          12,044
===================================================================================================================


See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   COMMON STOCK
                                            ---------------------------  ADDITIONAL
                                                                           PAID-IN         RETAINED
                                                 SHARES       AMOUNT       CAPITAL         EARNINGS        TOTAL
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                       11,300     $  13,338             -         $ 29,704    $  43,042
       Conversion to $.001 par value stock                    (13,326)       13,326                -            -
       Common stock issued under stock
            option and purchase plans,
            including related tax benefits          201             -         4,251                -        4,251
       Net income                                                                             17,429       17,429
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                       11,501            12        17,577           47,133       64,722
       Common stock issued under stock
          option and purchase plans,
          including related tax benefits            135             -         1,127                -        1,127
       Net loss                                                                              (18,306)     (18,306)
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                       11,636            12        18,704           28,827       47,543
       Common stock issued under stock
            option and purchase plans,
            including related tax benefits          144                         637                -          637
       Net income                                                                              3,064        3,064
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                       11,780     $      12     $  19,341         $ 31,891    $  51,244
===================================================================================================================


See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                    1999           1998           1997
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                      $   3,064      $  (18,306)     $ 17,429
       Adjustments  to reconcile  net income (loss) to cash provided by (used
       in) operating activities:
            Depreciation and amortization                                         3,266           4,093         3,709
            Provision for losses on accounts receivable and inventories          (1,444)         12,479           198
            Tax benefit from exercise of stock options                               25             267         2,568
            Changes in assets and liabilities:
                Accounts receivable                                                (539)          4,208       (17,546)
                Income taxes receivable                                           2,122          (2,403)            -
                Inventories                                                       4,713           4,000       (15,215)
                Deferred income taxes                                             2,021          (1,641)          154
                Prepaid expenses and other assets                                (1,182)          1,609        (2,159)
                Accounts payable                                                 (3,903)           (584)        4,125
                Accrued expenses and other liabilities                            2,538          (3,128)        3,762
------------------------------------------------------------------------------------------------------------------------
                    Cash provided by (used in) operating activities              10,681             594        (2,975)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property                                                     (1,926)         (4,872)       (7,653)
------------------------------------------------------------------------------------------------------------------------
                    Cash used in investing activities                            (1,926)         (4,872)       (7,653)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options and sale of stock under
          employee stock purchase plan                                              612             860         1,683
       Net borrowings under line of credit                                       (6,000)          2,739         3,261
------------------------------------------------------------------------------------------------------------------------
                    Cash (used in) provided by financing activities              (5,388)          3,599         4,944
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              3,367            (679)       (5,684)
Cash and cash equivalents at beginning of year                                      586           1,265         6,949
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   3,953         $   586     $   1,265
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash received (paid) during the year for income taxes                  $   3,412      $   (1,426)    $  (4,234)
       Cash paid during the year for interest                                      (250)           (379)         (140)
========================================================================================================================


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


     PROPERTY Property is stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the property: buildings and related improvements - 40 years; computer equipment, software, machinery, equipment, furniture and fixtures - three to five years.


     REVENUE RECOGNITION Revenue from product sales is recognized at the time of shipment. Price protection adjustments for customers are accrued when the anticipated price reduction is published.


     WARRANTY The Company warrants its products against defects, generally for one year. Management evaluates the Company's warranty experience and adjusts its warranty reserves accordingly.


     PRODUCT RETURNS In the event the Company terminates any of its distribution agreements, the terminated distributor may return products purchased within a specified timeframe for a refund. The Company has not experienced any significant terminations or product returns to date.


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


     The following table is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1999, 1998 and 1997 (in thousands):


                                                                    1999          1998           1997
        ===============================================================================================
        Net income (loss)                                    $     3,064   $   (18,306)    $   17,429
        -----------------------------------------------------------------------------------------------
        Earnings (loss)  per share - basic                   $      0.26   $     (1.58)    $     1.53
        ===============================================================================================
        Basic weighted average common
             shares outstanding                                   11,707        11,572         11,390
        Effect of dilutive securities:
              Stock options                                          176             -            654
        -----------------------------------------------------------------------------------------------
        Diluted weighted average common and
              common equivalent shares outstanding                11,883        11,572         12,044
        -----------------------------------------------------------------------------------------------
        Earnings (loss)  per share - diluted                 $      0.26   $     (1.58)    $     1.45
        ===============================================================================================


     COMPREHENSIVE INCOME Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." There are no material current differences between net income and comprehensive income and, accordingly, no amounts have been reflected in the accompanying consolidated financial statements.


     ACCOUNTING CHANGES Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company.


     Effective January 1, 1999, the Company adopted AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities." The statement requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a material impact on the Company's results of operations, financial position or cash flows.


     RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until the Company's first quarter beginning after January 1, 2001. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.


     STOCKHOLDERS' EQUITY In July 1997, the Company's stockholders approved an Agreement and Plan of Merger whereby the Company merged with and into a newly incorporated Delaware corporation ("ENCAD, Inc.") which was the surviving corporation. In conjunction with the merger, each share of the Company's common stock, no par value, and options or rights to acquire shares of common stock were exchanged for one share of ENCAD, Inc. Delaware common stock, par value $.001, options or rights to acquire common stock. The change in par value did not affect any of the existing rights of the stockholders and has been recorded as an adjustment to additional paid-in capital as of December 31, 1997.


     In July 1997, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance by the Delaware company from 15,000,000 to 60,000,000 shares, concurrently with the Company's reincorporation in Delaware.


     STOCKHOLDER RIGHTS AGREEMENT In March 1998, the Company's Board of Directors adopted a preferred stockholder rights plan which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the common stock. On March 19, 1998, the Company's Board of Directors declared a dividend of one Right for each outstanding share of common stock, payable on April 2, 1998 to stockholders of record on that date. Each Right entitles stockholders to buy 1/1000th of a share of ENCAD Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment. The Rights will become exercisable on the close of business on the first day a person or group announces an acquisition of 15% or more of the common stock or on the tenth day after a person or a group commences or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the close of business on the first date of a public announcement that a person has acquired beneficial ownership of 15% or more of the common stock. The Company amended the plan on November 18, 1998 to eliminate those provisions requiring that certain actions may only be taken by directors who were Board members at the time the plan was adopted.


     RECLASSIFICATIONS Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

2. BALANCE SHEET DETAILS (in thousands)


                                                                                    DECEMBER 31,
                                                                        -----------------------------
                                                                                1999            1998
           ------------------------------------------------------------------------------------------
           ACCOUNTS RECEIVABLE:
           Trade receivables                                              $   32,159      $   29,928
           Allowance for doubtful accounts                                    (2,500)        (4,092)
           ------------------------------------------------------------------------------------------
           Net trade accounts receivable                                      29,659         25,836
           Receivables from vendors                                              743          2,770
           Other accounts receivable                                             144            457
           ------------------------------------------------------------------------------------------
           Total                                                          $   30,546      $  29,063
           ==========================================================================================

           INVENTORIES:
           Raw materials                                                  $    6,017      $   5,061
           Work-in-process                                                       131            269
           Finished goods                                                      5,844         10,875
           ------------------------------------------------------------------------------------------
           Total                                                          $   11,992      $   16,205
           ==========================================================================================
           PROPERTY:
           Computer equipment and software                                $   12,363       $ 11,623
           Machinery and equipment                                             6,488          6,619
           Buildings and improvements                                          6,210          6,028
           Furniture and fixtures                                              2,398          2,385
           Land                                                                1,250          1,250
           ------------------------------------------------------------------------------------------
                                                                              28,709         27,905
           Accumulated depreciation and amortization                         (14,445)       (12,301)
           ------------------------------------------------------------------------------------------
           Total                                                          $   14,264      $  15,604
           ==========================================================================================

           ACCRUED EXPENSES AND OTHER LIABILITIES:
           Compensation and vacation pay                                  $    4,021      $   1,864
           Warranty                                                            2,573          1,225
           Other                                                                 695             29
           Co-op programs                                                        582            739
           Restructuring charges                                                 219          2,097
           Income taxes payable                                                    -             48
           ------------------------------------------------------------------------------------------
           Total                                                          $    8,090      $   6,002
           ==========================================================================================


3. REVOLVING LINE OF CREDIT (in thousands)


     At December 31, 1999, the Company had available a $15,000 revolving line of credit which expired in January 2000. The bank has agreed to extend the maturity date of the line until April 30, 2000, at which time we plan to replace it with another line with a different entity. The line bears interest at the bank's prime rate (8.50% at December 31, 1999) or at the Company's option, a rate based on the London Interbank Overnight Rate (6.50% at December 31, 1999) plus 2.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. The line is secured by specified assets with a borrowing base limited to eligible accounts receivable and inventory. In addition, the availability of the line is subject to our maintaining financial covenants including working capital and tangible net worth ratios. No amounts were outstanding under the line of credit at December 31, 1999 and $6,000 was outstanding under a prior agreement with the same bank at December 31, 1998.

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


     Minimum payments for operating leases having initial or remaining noncancelable terms of one year are as follows: 2000 - $884; 2001 - $847; 2002 - $770; 2003 - $625; 2004 - $521; Total - $3,647.

     Total rent expense under operating leases was approximately $796, $982 and $416 for the years ended December 31, 1999, 1998 and 1997, respectively.

5. RESTRUCTURING COSTS (in thousands)


     On October 26, 1998, the Company's Board of Directors agreed to a plan of reorganization and the restructuring of its printer and supplies business units into one business unit, the Digital Imaging Systems business unit. In the quarter ended December 31, 1998, the Company estimated and recorded a restructuring charge of $2,934. The plan of reorganization and restructuring, which was deemed necessary to facilitate the Company's strategy of developing and delivering value-added digital imaging solutions directed at niche vertical market applications, included costs of workforce reductions, including the elimination of senior management positions, of approximately 60 people and the consolidation of excess sales facilities. While selling and marketing staff were the primary focus of the reduction, research and development and administrative staff were also affected.


     As of December 31, 1999, the restructuring was substantially completed. The following table summarizes the Company's reorganization and restructuring activity for the years ended December 31, 1998 and 1999:


                                                        Employee      Lease and
                                                         Related       Facility          Other         Total
                                                     ===========================================================
     Restructuring charges                            $    2,741     $       81     $      112      $  2,934
     Cash paid during the period                            (796)             -            (41)         (837)
                                                     -----------------------------------------------------------
     RESERVE BALANCE, DECEMBER 31, 1998                    1,945             81             71         2,097
     Cash paid during the period                          (1,732)           (75)           (71)       (1,878)
                                                     -----------------------------------------------------------
     RESERVE BALANCE, DECEMBER 31, 1999               $      213     $        6     $        -      $    219
                                                     ===========================================================


6. INCOME TAXES (in thousands except for percentages)


     The tax effects of items comprising the Company's net deferred income tax asset are as follows:


                                                                                         DECEMBER 31,
                                                                              --------------------------
                                                                                     1999          1998
             -------------------------------------------------------------------------------------------
             Non deductible reserves and accruals                                $  5,326      $  7,261
             Restructuring accrual                                                     124          739
             Differences between book and tax basis in inventory and                 1,134        1,403
                  property
             Accrued co-op advertising                                                 237          301
             State taxes                                                              (731)        (650)
             Tax losses and credits                                                    797          459
             Other                                                                     517          112
             -------------------------------------------------------------------------------------------
             Total deferred tax asset                                                7,404        9,625
             Valuation allowance                                                    (3,400)      (3,600)
             -------------------------------------------------------------------------------------------
             Net deferred tax asset                                              $   4,004     $  6,025
             ===========================================================================================


     The net deferred tax asset is classified entirely as a current asset.


     As of December 1999, the Company had a state operating loss carry forward of approximately $2,814 which expires in 2003 and 2004.


     Deferred income taxes are provided to reflect the future tax consequences of differences between the book and tax basis of assets and liabilities. The Company's deferred tax asset consists primarily of book and tax differences in accruals and reserves. Under SFAS No. 109, "Accounting for Income Taxes," the Company is required to place a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The valuation allowance is principally composed of future tax benefits that are not expected to be available for a carry back to offset the taxable income in 1997 and future taxable income. To the extent that future taxable income is dependent on new products, the Company believes it would not be prudent to rely on the related future income for the realization of deferred tax benefits and accordingly has an allowance recorded.


     The components of income before income tax expense and income taxes attributable to foreign operations are not material. The components of the provision for income taxes are as follows:


                                                                          YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                     1999          1998         1997
             ==========================================================================================
              CURRENT (BENEFIT) EXPENSE:
                   Federal                                     $   (1,181)   $   (3,314)   $   7,626
                   State                                               78           180        1,521
              DEFERRED EXPENSE (BENEFIT):
                   Federal                                          2,184        (1,272)         (22)
                   State                                             (164)         (369)         (26)
             ------------------------------------------------------------------------------------------
              Total                                            $      917    $   (4,775)   $   9,099
             ==========================================================================================


     The effective rate of the provision for income taxes differs from the federal statutory rate because of the effect of the following items:


                                                                       YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                 1999           1998            1997
             ==========================================================================================
              Statutory rate                                     34.0%          34.0%          35.0%
              State income taxes, net of federal benefit          4.5            3.3            4.5
              Benefit of foreign sales  corporation,  net of     (2.1)             -           (4.1)
             tax
              Research and development tax credit                (4.5)             -           (0.9)
              Valuation allowance                                (5.5)         (15.6)             -
              Other                                              (3.4)          (1.0)          (0.2)
             ------------------------------------------------------------------------------------------
              Effective rate                                     23.0%          20.7%          34.3%
             ==========================================================================================



7. EMPLOYEE BENEFIT PLANS (in thousands except for percentages and average and per share data)


     The number of shares authorized under the following plans and the number of shares outstanding under those plans will be appropriately adjusted in the event of certain changes in the Company's capital structure, such as stock dividends or splits, or other recapitalizations.


     1993 EMPLOYEE STOCK PURCHASE PLAN Under this plan, for which 520 shares of common stock have been reserved for issuance, eligible employees may elect up to 10% of their base cash compensation to be deducted each pay period for the purchase of the Company's common stock. On the last business day of each calendar quarter, shares of common stock are purchased with the employees' payroll deductions, at a price per share of 85% of the lesser of the closing market price of the common stock on the purchase date, or the closing market price on the first day of the purchase period. Participants may not purchase more than 2 shares of common stock and not more than $25 worth of common stock in any one calendar year. The plan will terminate on January 1, 2003. In 1999, 1998 and 1997, 99, 80, and 45 shares, respectively, were issued, at average prices ranging from $3.08 to $4.89, $3.08 to $11.05, and $7.44 to $35.06, respectively.


     1993 STOCK OPTION/STOCK ISSUANCE PLAN Under this plan, for which 1,799 shares of common stock have been reserved for issuance, employees, officers, directors and consultants may be granted incentive or non-qualified stock options. All outstanding options under any of the Company's previous stock option plans were incorporated into this plan but will continue to be governed by the terms and conditions under which those options were granted. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 1999 are exercisable quarterly over four years and expire in ten years.


     1997 SUPPLEMENTAL STOCK OPTION PLAN On October 13, 1997, the Company's Board of Directors adopted the 1997 Supplemental Stock Option Plan. Under this plan, for which 255 shares of common stock have been reserved for issuance, employees other than executive officers, consultants and independent advisors, may be granted non-qualified stock options. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 1999 are exercisable quarterly over four years and expire in ten years.


     1998 STOCK OPTION PLAN On June 9, 1998, the Company's stockholders approved the 1998 Stock Option Plan. Under this plan, for which 575 shares of common stock have been reserved for issuance, employees, including officers, consultants, independent advisors and directors of the corporation, may be granted incentive or non-qualified stock options. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 1999 are exercisable quarterly over four years and expire in ten years.


     NON-PLAN OPTIONS On January 26, 1998 and July 24, 1998 the Company filed S-8 registration statements, pursuant to which options were granted to the Company's Chief Information Officer and the General Manager, Digital Imaging Solutions, respectively. The Chief Information Officer was granted 30 shares at an exercise price of $26.13, the fair market value on the date of the grant, of which all shares were subsequently canceled subject to his termination of employment with the Company. The General Manager, Digital Imaging Solutions business unit, was granted 75 shares at an exercise price of $13.88, the fair value on the date of the grant. The options granted under both of these agreements are exercisable quarterly over four years and expire in ten years.


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


     1999 STOCK OPTION/STOCK ISSUANCE PLAN Under this plan, for which 580 shares of common stock have been reserved for issuance, employees, officers, directors and consultants may be granted incentive or non-qualified stock options. All outstanding options under any of the Company's previous stock option plans were incorporated into this plan but will continue to be governed by the terms and conditions under which those options were granted. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 1999 are exercisable quarterly over four years and expire in ten years.


     A summary of option activity under all the Company's stock option plans and non-plan option grants is as follows:


                                                                              OPTIONS OUTSTANDING
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               --------------------------------------------------
                                                                                   WEIGHTED
                                                   AVAILABLE                    AVERAGE EXERCISE    AGGREGATE
                                                   FOR GRANT         SHARES         PRICES            PRICE
      ===========================================================================================================
      BALANCES, DECEMBER 31, 1996                         89            942         $   8.36        $  7,874
      Authorized                                         380              -                -               -
      Options granted                                   (371)           371            30.42          11,297
      Options exercised                                    -           (156)            5.05            (786)
      Options canceled                                    42            (42)           19.25            (811)
      -----------------------------------------------------------------------------------------------------------
      BALANCES, DECEMBER 31, 1997                        140          1,115            15.75          17,574
      Authorized                                         765              -                -               -
      Options granted                                 (1,857)         1,857             9.38          16,916
      Options exercised                                    -            (55)            5.95            (328)
      Options canceled                                 1,471         (1,471)           16.75         (24,433)
      -----------------------------------------------------------------------------------------------------------
      BALANCES, DECEMBER 31, 1998                        519          1,446             6.81           9,729
      Authorized                                         580              -                -               -
      Options granted                                   (711)           711             5.39           3,832
      Options exercised                                    -            (41)            4.59            (188)
      Options canceled                                   443           (443)            7.68          (3,403)
      -----------------------------------------------------------------------------------------------------------
      BALANCES, DECEMBER 31, 1999                        831          1,673         $   5.96        $  9,970

      Exercisable at December 31, 1997                                  378         $   8.84
      Exercisable at December 31, 1998                                  422         $   8.50
      EXERCISABLE AT DECEMBER 31, 1999                                  537         $   6.38
      ===========================================================================================================


     The following table summarizes outstanding stock option information at December 31, 1999:


                                                WEIGHTED AVERAGE      WEIGHTED                      WEIGHTED
                                    NUMBER         REMAINING           AVERAGE        NUMBER        AVERAGE
      RANGE OF EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
      ==========================================================================================================
       $   2.81    -  $ 5.56            503              8.35          $   4.04           155      $    3.76
       $   5.62    -  $ 7.13            830              8.99          $   5.85           217      $    5.79
       $   7.25    -  $13.75            331              7.86          $   8.51           158      $    8.79
       $  17.44    -  $39.13              9              7.06          $  29.49             7      $   27.30
      ----------------------------------------------------------------------------------------------------------
       $   2.81    -  $39.13          1,673              8.56          $   5.96           537      $    6.38
      ==========================================================================================================


     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans and stock purchase plan been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income, earnings per share -basic and earnings per share - diluted for 1999 would have been decreased by approximately $1,328, or $0.11 and $0.11 per share, respectively. The Company's net income, earnings per share - basic and earnings per share - diluted for 1998 and 1997 would have been reduced by approximately $1,875 or $0.16 and $0.16 per share and $1,217 or $0.11 and $0.10 per share, respectively.

     The weighted-average fair value of the options granted during 1999, 1998 and 1997 is estimated to be $1,662, $8,800 and $4,999, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividend yield; expected volatility of 77%, 77% and 65%; risk-free interest rate of 6.0%, 6.0% and 6.1% and expected life of 3.29,
3.41 and 3.40 years.

8. SEGMENT AND GEOGRAPHIC INFORMATION (in thousands)


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


     Additional information regarding revenue by products and service groups for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                                  1999                1998             1997
                                                             ==============================================
      Printers and accessories                                 $   73,739       $   65,070       $  111,033
      Ink and media                                                37,986           39,243           32,737
      Service, royalties and contracts                              5,987            5,742            5,271
                                                             ----------------------------------------------
      Total                                                    $  117,712       $  110,055       $  149,041
                                                             ==============================================


     In 1999 one customer accounted for 13% of net sales. In 1998 and 1997 no one customer accounted for more than 10% of net sales.

     The Company has subsidiaries located in France, Germany and England to which it pays commissions for sales to customers that they identify. The revenues, operating profits and identifiable assets of these European subsidiaries are not material.


     Net sales from principal geographic areas were as follows:


                                                                  1999                1998              1997
                                                             ===================================================
      Europe, Middle East and Africa                           $   46,794       $   42,770        $   46,948
      Asia Pacific                                                 22,757           16,026            28,412
      Americas, excluding the United States                         7,213           10,328            12,011
                                                             ---------------------------------------------------
      Export sales                                                 76,764           69,124            87,371
      Domestic                                                     40,948           40,931            61,670
                                                             ---------------------------------------------------
      Total net sales                                          $  117,712       $  110,055        $  149,041
                                                             ===================================================


     Receivables from export sales at December 31, 1999 and 1998 were approximately $23,653 and $15,479 respectively.

9. SUBSEQUENT EVENT (in thousands)


     In January 2000, the Company received cash proceeds of approximately $12,000 for a transaction in which the Company sold its headquarters buildings and land in San Diego, California and leased the property back for a period of seven years. The leaseback will be accounted for as an operating lease. The sale-leaseback resulted in a gain of $5,472 which will be deferred and amortized to income over the term of the lease. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.

     Future scheduled minimum rental payments required are as follows: 2000 - $1,121; 2001 - $1,319; 2002 - $1,414; 2003 - $1,465; 2004 - $1,523; thereafter -
$3,324; total - $10,166.

10. QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share data)


     Summarized quarterly financial information for each of the three years ended December 31, 1999, 1998, and 1997 is as follows:


                                               QUARTER 1    QUARTER 2     QUARTER 3      QUARTER 4          YEAR
       ------------------------------------------------------------------------------------------------------------
       YEAR ENDED DECEMBER 31, 1999
       Net sales                              $   28,982    $   29,253    $  27,022     $   32,455    $  117,712
       Gross profit                               12,403        12,805       11,920         14,413        51,541
       Income from operations                        658         1,302          993          1,231         4,184
       Net income                                    349           807          690          1,218         3,064
       Earnings per share - basic             $     0.03    $     0.07    $    0.06     $     0.10    $     0.26
       Earnings per share - diluted           $     0.03    $     0.07    $    0.06     $     0.10    $     0.26
       ------------------------------------------------------------------------------------------------------------
       YEAR ENDED DECEMBER 31, 1998
       Net sales                              $   23,517    $   34,695    $  24,201     $   27,642    $  110,055
       Gross profit                                8,898        14,109        5,716            686        29,409
       (Loss) income from operations              (2,060)        2,215       (5,972)       (17,851)      (23,668)
       Net (loss) income                            (726)        1,374       (3,918)       (15,036)      (18,306)
       (Loss) earnings per share - basic      $    (0.06)   $     0.12    $   (0.34)    $    (1.30)   $    (1.58)
       (Loss) earnings per share - diluted    $    (0.06)   $     0.12    $   (0.34)    $    (1.30)   $    (1.58)
       ------------------------------------------------------------------------------------------------------------
       YEAR ENDED DECEMBER 31, 1997
       Net sales                              $   31,511    $   37,725    $  38,509     $   41,296    $  149,041
       Gross profit                               15,406        17,665       18,100         19,611        70,782
       Income from operations                      5,642         6,398        6,811          7,642        26,493
       Net income                                  3,694         4,223        4,443          5,069        17,429
       Earnings per share - basic             $     0.33    $     0.37    $    0.39     $     0.44    $     1.53
       Earnings per share - diluted           $     0.31    $     0.35    $    0.37     $     0.42    $     1.45
       ------------------------------------------------------------------------------------------------------------
