Form 10-K/A
period 1999-12-31
ENCAD INC
filed 2000-04-28
CIK 913599

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ___

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by Nasdaq for the Company's Common Stock on February 29, 2000: $51,279,316.*

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

================================================================================

         The Registrant hereby files this Report on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 1999 to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of incorporation thereof by reference from the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders. No other items in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 are amended.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                    DIRECTORS

         As of February 29, 2000, the board of directors of ENCAD consists of the following six members:

            Name                     Age                       Position
            ----                     ---                       --------
   David A. Purcell..................62                  Chairman of the Board

   Robert V. Adams...................68                  Director

   Craig S. Andrews..................47                  Director

   Ronald J. Hall....................59                  Director

   Howard L. Jenkins.................63                  Director

   Charles E. Volpe..................62                  Director


         Mr. Purcell has served as our Chairman of the Board, a director and our Chief Executive Officer since ENCAD was founded in November 1981. Mr. Purcell was also President from ENCAD's inception until June 1995, and from November 1998 to the present. Currently, he is a member of the board of directors of Metallic Power Inc., a privately-held company. Prior to founding ENCAD, Mr. Purcell served in varying capacities, including District, Regional and National Sales Manager at Union Carbide's Electronics Division from 1964 to 1969. In 1969 he founded Celtec, a technical manufacturers' representative company, and served as its Chief Executive Officer. He is also a co-founder of two other companies:
Bishop Electronics, a manufacturer of precision capacitors, and Ryno Electronics, Inc., an electronics distribution company ultimately acquired by Western Microtechnology in 1986. Mr. Purcell attended Nasson College and California State College-Fresno.

         Mr. Adams has been a director since December 1994. Currently, Mr. Adams is Chairman of the Board of Documentum, a publicly-traded software company that develops document management systems. He is also a director of two other publicly-traded companies, Tekelec, a supplier of software and equipment for communication products and services, and Peerless Systems Corporation, a provider of software-based embedded imaging systems. Mr. Adams was previously President, Chief Executive Officer and Senior Principal of Xerox Technology Ventures, a division of Xerox Corporation where he held numerous management positions from 1965 to 1999, including President and General Manager of the Printing Systems Division, Corporate Vice President and President of Xerox Systems Group and Executive Vice President overseeing the Corporate Strategy Office and Custom Systems Division. Mr. Adams holds an undergraduate degree in Mechanical Engineering from Purdue University and an MBA from the University of Chicago.

         Mr. Andrews has served as a director since June 1996. He has been a partner with the law firm of Brobeck, Phleger & Harrison LLP since 1987 and was the leader of its Business and Technology Group from 1998 to 1999. He is currently a director of four privately-held companies and a director of Rubio's Restaurants, Inc., a publicly-traded corporation engaged in operating and franchising restaurants. In January 2000, Mr. Andrews retired from his position as director of Collateral Therapeutics, Inc., a publicly-traded corporation which develops and commercializes non-surgical gene therapy products. Mr. Andrews holds an undergraduate degree in Political Science/Economics from the University of California, Los Angeles and a JD from the University of Michigan.

         Mr. Hall has served as a director since December 1993. Since 1990, Mr. Hall has been managing general partner of Hall Capital Management of Mission Viejo, California and was previously with First Interstate Venture Capital Corporation from 1986 to 1990. Mr. Hall was also a general partner of Weiss, Peck & Greer, a New York City-based venture capital and money management firm, and with the venture capital operation of Bank of America. Mr. Hall holds an undergraduate degree in Industrial Management from Brigham Young University and an MBA in Finance from the University of California, Los Angeles.

         Mr. Jenkins has been a director since December 1993. Since 1976, Mr. Jenkins has been President of Jenkins Machinery Co., a tractor and machinery dealership serving California and Nevada. He is also managing general partner of Jenkins Ranch. Previously, Mr. Jenkins had been a board member of Alex Brown Financial Group. Mr. Jenkins holds an undergraduate degree in Business Administration from Eastern Washington University.

         Mr. Volpe has served as a director since December 1995. Mr. Volpe is currently a director of Kemet Electronics Corp. and its parent, Kemet Corporation, a publicly-traded electronic components manufacturing company, where he held numerous management positions from 1970 until retiring as President and Chief Operating Officer in 1996. Prior to joining Kemet in 1966, Mr. Volpe was with the Micro Switch Division of Honeywell, Inc. In addition to being a director of Kemet, Mr. Volpe is also a director of Trend Technologies, Inc., a privately held company providing custom enclosures and components to the electronics industry. Mr. Volpe holds an undergraduate degree in Mechanical Engineering from Rochester Institute of Technology.

                               EXECUTIVE OFFICERS

The following individuals were executive officers of ENCAD as of February 29, 2000:


           Name                    Age                     Position
           ----                    ---                     --------
  David A. Purcell..................62         President and Chief Executive Officer

  Thomas L. Green...................52         Vice President, Secretary and General Counsel

  Michael T. Liess..................35         Vice President, Sales and Field Marketing

  Sheryl D. Roland..................44         Vice President, Human Resources

  Todd W. Schmidt...................57         Vice President and Chief Financial Officer

  John Schwarzenbach................56         Vice President, Quality Assurance

  Charles L. Sharp..................45         Vice President, Supplies Operations

  Guri A. Stark.....................46         Vice President, Marketing

  Michael J.T. Steep................46         Executive Vice President and Chief Operating Officer

  Terry E. Vandewarker..............48         Vice President, Operations

  Steven T. Van Voorhis.............49         Vice President, Engineering


         Mr. Purcell is currently serving as our Chairman of the Board, President and Chief Executive Officer. Please see the discussion under "Directors" for a description of his business experience.

         Mr. Green has served as Vice President since December 1995, and as General Counsel and Secretary since joining us in June 1994, after serving as a legal consultant for us from February 1994 to

May 1994. From February 1992 to June 1993, Mr. Green served as General Counsel for Psicor, Inc., a publicly-traded company that provides services related to open-heart perfusion. He was Senior Vice President and General Counsel from May 1990 to February 1992 for Pacific Scene Development, a real estate development company. Mr. Green holds a BA in Economics from West Virginia Wesleyan College and a JD from the Western States University School of Law.

         Mr. Liess joined ENCAD in October 1998 as Vice President of Worldwide Sales and Field Marketing. Prior to joining the Company he was with Oce-USA, a public company which offers products and services for the reproduction, distribution and management of documents. During his tenure with Oce from September 1990 until October 1998, he held the positions of Vice President Operations - Western United States and numerous other management positions. Mr. Liess has a BS in Industrial and Labor Relations from Cornell University and an MBA from the University of Rochester.

         Ms. Roland became Vice President of Human Resources in December 1998 after serving as the company's Director of Employee Relations and Compensation from June 1997 to December 1998. Prior to joining the Company, Ms. Roland was Vice President, Human Resources, for The Upper Deck Company, LLC, a position she held from March 1992 until December 1996. Ms. Roland holds a BA in Psychology from the University of California at Los Angeles and an MS in Counseling Psychology from San Jose State University.

         Mr. Schmidt joined us as Vice President and Chief Financial Officer in June 1996. From September 1995 to May 1996, Mr. Schmidt was a financial consultant. During that period, from March to May 1996, Mr. Schmidt provided financial consulting services to ENCAD. Mr. Schmidt previously served as Vice President, Finance and Administration from July 1990 to September 1995 for Biosym Technologies, Inc., a developer and seller of computer-aided molecular modeling software. He is a Certified Public Accountant with a BS in Industrial Engineering and an MBA, both from Northwestern University.

         Mr. Schwarzenbach joined us in July 1999 as Vice President of Quality Assurance after serving as temporary Director of Quality Assurance from April 1999 to June 1999. Prior to joining our company, he was with General Instrument, a publicly-traded company providing integrated and interactive broadband access solutions. Mr. Schwarzenbach was Senior Director, Engineering Services and Program Management for General Instrument, a position he held from March 1997 until March 1999. He also served as Vice President, Quality, at Motorola Transmission Products Division from April 1994 to September 1996. Mr. Schwarzenbach has a BS in Electrical Engineering from the University of Oklahoma and an MA in Mathematics from the University of Denver.

         Mr. Sharp joined us as Vice President of Supplies Operations in October 1999. Prior to joining the Company, he was President and Chief Operating Officer of Hunt Digital Imaging, Inc. from February 1999 to October 1999. He served as Vice President at Sentinel Imaging, a division of Sentinel Business Systems, Inc., a position he held from February 1996 until February 1999. In March 1998, Sentinel Business Systems filed a petition for protection under Chapter 11 of the US Bankruptcy Code in connection with an award of damages against the company in a lawsuit filed prior to Mr. Sharp's joining Sentinel. From July 1994 to January 1996 Mr. Sharp founded Digital Graphics, Inc., where he held the positions of President and Vice President of Marketing. Mr. Sharp has a BS in Operations Research/Industrial Engineering and a ME in Electrical Engineering from Cornell University, and an MBA from Boston University.

         Mr. Stark joined us in October 1998 as Vice President of Marketing. From February 1996 until he joined ENCAD, he held the positions of Senior Director, Channels Development, and Director of Marketing for the Mechanical CAD business unit at Autodesk, Inc., a publicly-traded company and supplier of computer design software and digital content creation tools. From February 1993 to February 1996, Mr. Stark was Vice President of Marketing with Spectragraphics Corporation. Mr. Stark has a BS in Mechanical Engineering and an MS in Mechanical Engineering/Computer Science from Technion, Israel University of Technology, and an MBA in Business Administration from the University of Colorado.

         Mr. Steep became Executive Vice President and Chief Operating Officer in April 1999 after serving as ENCAD's Senior Vice President and General Manager, Digital Imaging Solutions from April 1998 until April 1999. From December 1994 to April 1998, Mr. Steep was with Lexmark International Group, Inc., a publicly-traded global developer, manufacturer and supplier of printer solutions and products. While at Lexmark, Mr. Steep served as Vice President, Corporate Strategy and Business Development, and was also General Manager of Worldwide Business Development and President of Lexmark Japan. Mr. Steep has a BA from the University of Pennsylvania and an MBA from the University of Virginia.

         Mr. Vandewarker became Vice President of Operations in January 1999 after serving as Director of Finance for us from September 1997 to December 1999. Prior to joining us, he was Vice President and Chief Financial Officer for Nexcycle, Inc., a position he held from May 1995 until September 1997. He served in the same capacity from 1993 to 1995 for OCTUS, Inc., a publicly-traded company in the computer-telephone integration business. Mr. Vandewarker is a Certified Public Account and holds a BS in Psychology from the University of California at Riverside and an MBA in Accounting and Finance from the University of California at Los Angeles.

         Mr. Van Voorhis joined us in May 1998 as Vice President of Worldwide Engineering. Prior to joining our company, Mr. Van Voorhis worked from 1991 to 1998 for Hewlett-Packard, a publicly-held company which manufactures and sells computing and imaging solutions and services. While at Hewlett-Packard, Mr. Van Voorhis held the positions of Research and Development Manager, Research and Development Section Manager/Program Manager, Supply Chain Manager, and Manufacturing Manager. Mr. Van Voorhis has a BS in Biology and Psychology from UCSD, Revelle College and an MS in Electrical Engineering from San Diego State University.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Such persons must also provide copies to us of any such report filed.

         Based solely on our review of the forms which we received and of written representations from certain reporting persons, we believe that during 1999, all of our executive officers, directors and greater than 10% beneficial owners were in compliance with their Section 16(a) filing requirements, except as described below.

         Upon the appointment of Mr. Liess, Ms. Roland, Mr. Schwarzenbach, Mr. Sharp, Mr. Stark, Mr. Vandewarker and Mr. Van Voorhis as officers in the Company, it was initially determined that their duties did not include policy-making functions that required them to file beneficial ownership reports under Section 16(a). Subsequently, their functions as officers and related reporting obligations were re-evaluated. Consequently, Forms 3 and Forms 5 were filed in April 2000 for each of the above named vice presidents and such filings may be deemed untimely if measured from the date of each officer's appointment as a vice president. Of the Forms 3 filed, Ms. Roland reported four transactions; Mr. Sharp reported one transaction; Mr. Stark reported one transaction; and Mr. Vandewarker reported two transactions. Of the Forms 5 filed, Mr. Liess reported seven transactions; Ms. Roland reported five transactions; Mr. Schwarzenbach reported one transaction; Mr. Sharp reported one transaction; Mr. Stark reported five transactions; Mr. Vandewarker reported two transactions; and Mr. Van Voorhis reported a total of 11 transactions.

ITEM 11:  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the aggregate compensation paid or accrued for the years ended December 31, 1999, 1998 and 1997 with respect to:
(1) our Chief Executive Officer; (2) our other four most highly compensated executive officers; and (3) one former executive officer for whom disclosure would have been required as one of the company's four most highly compensated executive officers but for the fact that the individual was not serving as an executive officer at the end of 1999. The information contained in the table is described in more detail in the following section.

EXPLANATION OF SUMMARY COMPENSATION TABLE

         SALARY

         The "Salary" column indicates all salary earned during the year by the officers listed in the table which follows this explanation. This includes salary which was not actually paid to the officer because payment was deferred at the election of the officer under either our 401(k) plan or our Select Compensation Non-Qualified Deferred Compensation Plan. The 401(k) plan is a retirement savings plan established by ENCAD which is generally available to all our salaried employees. For a description of our deferred compensation plan, please see the discussion under "Severance, Change in Control, and Other Arrangements."

         In the following cases, salaries reported in the "Salary" column were paid only for a partial year:

         - Mr. Liess joined ENCAD in October 1998. His 1998 compensation commences at that time.

         - Mr. Stark joined ENCAD in October 1998. His 1998 compensation commences at that time.

         - Mr. Steep joined ENCAD in April 1998. His 1998 compensation commences at that time.

         - Mr. Thompson left ENCAD in April 1999. His 1999 compensation represents the amount earned by him from January 1, 1999 until April 27, 1999.

         BONUS

         The "Bonus" column shows the amount of bonuses awarded in accordance with annual incentive compensation targets established by the Compensation Committee. Please see the discussion under "Report of the Compensation Committee on Executive Compensation - Incentive Compensation." The "Bonus" column also includes amounts which were not actually paid to the officer because payment was deferred at his or her election under either our 401(k) plan or our deferred compensation plan.

         OTHER ANNUAL COMPENSATION

         The "Other Annual Compensation" column shows amounts representing (1) perquisites and other personal benefits, (2) above-market or preferential earnings on deferred compensation and (3) a grant of ENCAD stock to Mr. Steep and payments to cover his estimated tax liability for the stock grant.

         All amounts reported in this column for Mr. Purcell and Mr. Schmidt are above-market earnings on compensation deferred at their election under our deferred compensation plan.

         The amount of $135,459 reported as other annual compensation for Mr. Liess in 1999 reflects perquisites or other personal benefits comprised of $128,259 in relocation costs and a $7,200 annual car allowance. The amount of $106,483 reported for Mr. Stark in 1999 also represents perquisites in the form of relocation costs of $99,283 and an annual car allowance of $7,200.

         For 1999, other annual compensation for Mr. Steep in the total amount of $56,830 was comprised of $27,250 representing the fair market value on the date of the grant of 4,000 shares granted to Mr. Steep on April 20,1999 in accordance with our offer of employment to him, plus $29,580 paid to cover his estimated tax liability for the shares. The amount of $169,505 reported for Mr. Steep in 1998 in this column reflects perquisites of $157,606 in relocation costs, a $6,400 annual car allowance, and $5,499 reimbursement for financial services.

         In accordance with SEC rules, amounts paid to the executive officers named in the Summary Compensation Table below for perquisites or other personal benefits totaling the lesser of $50,000 or 10% of total annual salary and bonuses have been omitted from this column.

         AWARDS, SECURITIES UNDERLYING OPTIONS/SARS

         The figures under the "Awards, Securities Underlying Options/SARs" column reflect the number of underlying shares for all stock options granted during 1999, 1998 and 1997. The stock option for 10,000 shares granted to Mr. Thompson in 1999 was cancelled when he left the company. All of his remaining stock options were either cancelled or exercised by October 1999.

         The numbers listed for 1998 include stock options which were granted, but subsequently cancelled in November 1998 in connection with a stock option re-grant program. These figures also include stock options granted to replace options issued in prior years that were cancelled in 1998 in connection with the stock option re-grant program.

         All awards reported under this column were stock options issued under either the 1993 Stock Option/Stock Issuance Plan, the 1997 Supplemental Stock Option Plan or the 1998 Stock Option Plan, with the exception of the stock option for 75,000 shares issued to Mr. Steep in 1998 pursuant to a non-statutory stock option agreement between Mr. Steep and ENCAD.

         No stock appreciation rights (SARs) were awarded.

         ALL OTHER COMPENSATION

         Certain amounts reported in the "Other Annual Compensation" column are 401(k) matching contributions. In 1998, we began contributing matching funds to all participants in an amount equal to 25% of the employee's contributions to the plan during profitable quarters which, in 1998, was the second quarter. In 1999, matching contributions were increased to 50% of the first 6% of gross annual salary contributed by the participant to the plan, regardless of profitability of the company.

         In 1998 and 1999, a participant vested in his or her matching contribution account at the rate of 20% for each year of employment with us. Matching contributions would be 100% vested after five years. Should the employee leave ENCAD prior to the end of the five-year vesting period, matching contributions which had not vested would be forfeited.

         As of December 31, 1999, the amount of vested matching contributions for current officers listed in the Summary Compensation Table were as follows:

         - 100% of the $4,800 in total matching contributions made to Mr. Purcell in 1999 are vested.

         - 20% or $960 of the $4,800 in total matching contributions made to Mr. Liess in 1999 are vested.

         - 60% or $3,189 of the $5,315 in total matching contributions for 1998 and 1999 made to Mr. Schmidt are vested.

         - 20% or $960 of the $4,800 in total matching contributions made to Mr. Stark in 1999 are vested.

         - 20% or $960 of the $4,800 in total matching contributions made to Mr. Steep in 1999 are vested.

         In addition to the matching 401(k) contributions of $4,800, the total of $197,007 reported in 1999 for Mr. Purcell as all other compensation is comprised of $189,846 representing the present value cost of the company's portion of the 1999 premiums for split dollar life insurance above the term coverage level and $2,361 representing imputed income associated with the term portion of the split dollar arrangement. We entered into a split dollar insurance agreement on December 1, 1999 for the benefit of Mr. Purcell. We pay the annual premiums due under the insurance policy and, subject to specified contingencies, are entitled to a refund of premiums paid upon the earlier of Mr. Purcell's death or the surrender of the policy. Mr. Purcell is entitled to receive a minimum stated benefit subject to the sufficiency of cash value in the policy and is entitled to the cash surrender value, if any, in excess of specified amounts payable to ENCAD.

         Of the $244,244 reported under this column in 1999 for Mr. Thompson, $2,019 represents matching 401(k) contributions. At the time Mr. Thompson left the company in April 1999, 80% or $2,171 of the $2,714 in total matching contributions made to Mr. Thompson for 1998 and 1999 had vested. The remaining 20% was forfeited upon Mr. Thompson's leaving ENCAD.

         The balance of $242,225 reported in 1999 for Mr. Thompson represents total severance payments owed to Mr. Thompson. These severance payments are payable over a 12-month period in equal bi-weekly installments. In 1999, ENCAD made severance payments to Mr. Thompson in the amount of $161,167. For a general description of the severance agreements, please see the discussion under "Severance, Change in Control, and Other Arrangements."

                           SUMMARY COMPENSATION TABLE


                                                                                    LONG-TERM
                                                 ANNUAL COMPENSATION              COMPENSATION
                                       -------------------------------------------------------------------------
                                                                                     AWARDS
                                                                     OTHER         SECURITIES
          NAME AND                                                   ANNUAL        UNDERLYING      ALL OTHER
         PRINCIPAL                                                  COMPEN-       OPTIONS/SARS      COMPEN-
         POSITION             YEAR    SALARY ($)    BONUS($)      SATION ($)          (#)         SATION ($)
----------------------------------------------------------------------------------------------------------------
DAVID A. PURCELL               1999     $ 365,013    $ 263,204     $  90,736         45,000        $ 197,007
    Chief Executive Officer    1998     $ 350,919    $       -     $       -        145,000        $       -
    and President              1997     $ 327,356    $ 165,000     $  29,672         65,000        $       -

MICHAEL T. LIESS               1999     $ 239,877    $ 166,086     $ 135,459         25,000        $   4,800
    Vice President,            1998     $  94,779    $  62,679     $       -         25,000        $       -
    Sales and Field Marketing  1997     $       -    $       -     $       -              -        $       -

TODD W. SCHMIDT                1999     $ 200,771    $ 115,571     $  28,340         12,500        $   4,800
    Vice President and         1998     $ 184,038    $       -     $       -        100,000        $     515
    Chief Financial Officer    1997     $ 169,724    $  57,047     $   3,403         20,000        $       -

GURI A. STARK                  1999     $ 201,939    $  76,133     $ 106,483         20,000        $   4,800
    Vice President, Marketing  1998     $  77,748    $  49,548     $       -         25,000        $       -
                               1997     $       -    $       -     $       -              -        $       -

MICHAEL J.T. STEEP             1999     $ 345,148    $ 189,246     $  56,830         65,000        $   4,800
    Executive Vice President   1998     $ 201,759    $       -     $ 169,505        150,000        $       -
    and Chief Operating        1997     $       -    $       -     $       -              -        $       -
    Officer

LAWRENCE E. THOMPSON           1999     $  96,168    $       -     $       -         10,000        $ 244,244
    Former Vice President      1998     $ 168,834    $  25,000     $       -         52,500        $     695
    and General Manager,       1997     $ 152,226    $ 107,528     $       -         15,000        $       -
    Textiles Business Unit


OPTION GRANTS IN 1999

         The following table sets forth information concerning stock option grants during 1999 to the officers listed in the Summary Compensation Table above. All options granted in 1999 were issued under the 1993 Stock Option/Stock Issuance Plan. The options granted in 1999 generally become exercisable in equal quarterly installments over a period of four years. The first quarterly installment becomes exercisable three months after the date of grant. The options were granted for a term of ten years, subject to earlier termination under certain circumstances related to termination of employment. No stock appreciation rights were granted to these officers during 1999.

         The "Potential Realizable" columns under the Option Grant Table sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, calculated in accordance with the rules of the SEC. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of five percent and ten percent from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises are dependent on the future performance of our common stock and overall market conditions.


                               OPTION GRANT TABLE


                                              INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                           ------------------------------------------------------------------------------------
                             NUMBER OF       % OF TOTAL                                 VALUE AT ASSUMED
                             SECURITIES     OPTIONS/SARS                             ANNUAL RATES OF STOCK
                             UNDERLYING      GRANTED TO     EXERCISE                 PRICE APPRECIATION FOR
                            OPTIONS/SARS    EMPLOYEES IN      PRICE    EXPIRATION         OPTION TERM
NAME                        GRANTED (#)   FISCAL YEAR (1)   ($/SH)(2)     DATE        5%($)         10%($)
---------------------------------------------------------------------------------------------------------------
David A. Purcell              45,000            6.65%        $  8.125   07/09/09   $ 229,939.60   $  582,712.09
Michael T. Liess              10,000            1.48%        $  3.625   01/06/09   $  22,797.43   $   57,773.16
                              15,000            2.22%        $  8.125   07/09/09   $  76,646.53   $  194,237.36
Todd W. Schmidt                7,500            1.11%        $  4.563   02/10/09   $  21,519.99   $   54,535.87
                               5,000            0.74%        $  8.125   07/09/09   $  25,548.84   $   64,745.79
Guri A. Stark                 10,000            1.48%        $  3.625   01/06/09   $  22,797.43   $   57,773.16
                              10,000            1.48%        $  8.125   07/09/09   $  51,097.69   $  129,491.57
Michael J.T. Steep            30,000            4.44%        $  7.125   04/21/09   $ 134,426.23   $  340,662.45
                              15,000            2.22%        $  4.563   02/10/09   $  43,039.98   $  109,071.75
                              20,000            2.96%        $  8.125   07/09/09   $ 102,195.38   $  258,983.15
Lawrence E. Thompson          10,000(3)         1.48%        $  4.563   02/10/09   $  28,693.32   $   72,714.50



(1) In 1999, employees received stock options amounting to a total of 676,375 shares.

(2) Exercise price is the closing price of our common stock as reported on the Nasdaq National Market on the date of grant.

(3) This stock option grant to Mr. Thompson was cancelled in 1999 as a result of his leaving ENCAD.

OPTION EXERCISES AND HOLDINGS

The following table sets forth certain information with respect to the number and value of unexercised stock options held by the executive officers listed in the Summary Compensation Table above as of December 31, 1999. No stock options or SARs were exercised by the officers during 1999, with the exception of Mr. Thompson who acquired 1,875 shares of our common stock through an option exercise. The value realized by Mr. Thompson as reported in the table below was determined by multiplying the number of shares exercised by the difference between the option exercise price and the fair market value of the company's common stock on the date of exercise. No SARs were outstanding at the end of 1999.

The value of unexercised in-the-money options at the end of 1999 as reported in this table was based upon a market price of $4.78 per share, determined on the basis of the closing selling price per share of common stock as reported on the Nasdaq National Market on December 31, 1999, less the option exercise price payable per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES


                                                              NUMBER OF SECURITIES      VALUE OF UNEXERCISED IN-THE-
                                                             UNDERLYING UNEXERCISED             MONEY OPTIONS/
                        SHARES                                    OPTIONS/SARs                      SARs(2)
                      ACQUIRED ON          VALUE              AT DECEMBER 31, 1999           AT DECEMBER 31, 1999
   NAME                EXERCISE           REALIZED (1)       --------------------------  ---------------------------
--------------------  -----------    ----------------------  EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
                                                             -----------  -------------  -----------   -------------
David Purcell                  -     $                    -       29,062        120,938  $         -   $           -
Michael T. Liess               -     $                    -        9,062         40,938  $     2,168   $       9,395
Todd W. Schmidt                -     $                    -       20,468         67,032  $       308   $       1,333
Guri A. Stark                  -     $                    -        8,750         36,250  $     2,168   $       9,395
Michael J. T. Steep            -     $                    -       22,812        117,188  $       615   $       2,667
Lawrence E. Thompson       1,875     $                1,230            -              -  $         -   $           -


SEVERANCE, CHANGE IN CONTROL, AND OTHER ARRANGEMENTS

         1997 SEVERANCE AGREEMENTS, AS AMENDED

         In 1997, the Compensation Committee approved a special severance benefits program for its executive officers. Three officers listed in the Summary Compensation table above - Mr. Purcell, Mr. Schmidt and Mr. Thompson - received the 1997 severance agreements. When Mr. Steep joined the company in 1998, he was also granted a severance agreement substantially the same as the 1997 severance agreement. In 1999, the board approved an amendment to the 1997 severance agreements, including Mr. Steep's agreement.

         Under the amended 1997 severance agreements, benefits are triggered by the occurrence of the following events: (1) Termination Without Cause (as defined in the severance agreements) after at least nine months of service with ENCAD and (2) Resignation for Good Cause or Termination Without Cause (each as defined in the severance agreements) within 18 months after a change of control. For the Chief Executive Officer, the period of time for which severance benefits will apply following a change in control has been extended to 24 months.

         Severance payments in connection with the termination of employment following a change in control will be paid in a lump sum rather than through a series of payments over a one year period as set forth in the original agreements. In addition, the non-competition covenant and other restrictive covenants will no longer apply in the event of termination of employment upon a change in control of the company.

         A "change of control" includes mergers, consolidations, reverse mergers, the sale of substantially all our assets, a Hostile Take-Over (as defined in the severance agreements), and the acquisition by a stockholder or related group of stockholders of (1) 25 % of the voting power of our outstanding securities, (2) additional shares in ENCAD so as to increase total holdings to more than 50% of the voting power of our outstanding securities, or (3) sufficient voting power to elect an absolute majority of the members of the board.

         In the event of Termination Without Cause, these officers would receive an amount equal to their annual base salary on the date of termination, plus the average of their bonuses paid over the previous two years. The Chief Executive Officer will receive an amount equal to twice his annual base salary on the date of termination, plus twice the average of his bonus paid over the previous two years.

         In the event of Resignation for Good Cause or Termination Without Cause within 18 months following a change of control, these officers will receive an amount equal to their total compensation consisting of annual base salary and average bonus over the previous two years, plus total costs of any other benefits made available to the participant during the prior year. The amendment to these severance agreements provided that Mr. Steep's severance payment in connection with the termination of employment following a change in control be increased to 1.75 times the amount of his total compensation, as defined above, and that Mr. Schmidt's severance payment following a change in control be increased to 1.5 times the amount of his total compensation.

         The Chief Executive Officer will receive an amount equal to twice his annual base salary and twice his average bonus over the previous two years, as well as total costs of any other benefits made available to him in the prior year. In addition, the Chief Executive Officer will be furnished, for a limited time, with health care coverage at our expense.

         With respect to a termination event under the change in control provisions, all outstanding options granted to the participant will automatically become fully vested and immediately exercisable. Such options will remain exercisable until the earlier of (1) the expiration date of the option term, or (2) three months from the date of termination of employment.

         1999 CHANGE IN CONTROL AGREEMENTS

         In 1999, severance agreements in connection with a change in control of the company were granted to specified executive officers, including Mr. Liess and Mr. Stark.

         Under the 1999 change in control agreements, benefits are triggered if the executive officer is terminated without cause within 12 months after a change in control. For Mr. Liess, benefits are triggered upon a termination of employment without cause within 18 months after a change in control. A "change of control" includes mergers, consolidations, the sale, transfer or disposition of substantially all our assets, and the acquisition by a stockholder or related group of stockholders of (1) 25 % of the voting power of our outstanding securities, (2) additional shares in ENCAD so as to increase total holdings to more than 50% of the voting power of our outstanding securities, or (3) sufficient voting power to elect an absolute majority of the members of the board. In addition, a change of control will be deemed to occur upon a change in the composition of our board of directors over period of 24 consecutive months or less. A change in the composition of the board occurs when a majority of the board ceases, by reason of one or more contested elections for board membership, to be comprised of individuals who either (a) have been board members continuously since the beginning of such period, or (b) have been elected or nominated for election as board members during such period by at least a two-thirds majority of the board members described in clause (a) who were still in office at the time such election or nomination was approved by the board.

         In the event participants are terminated without cause within the specified period following a change of control, they will receive an amount equal to their total compensation consisting of annual base salary and average bonus over the previous two years, plus total costs of any other benefits made available to the participant during the prior year. In the event the change of control occurs before January 1, 2001 and prior to the payment of the 2000 annual bonus, the average bonus component for those officers who do not have a two year bonus history with the company will be replaced by the target annual award under the Executive Bonus Plan in effect at the time of the change in control. Mr. Liess will receive a severance payment in an amount equal to 1.5 times his total compensation as defined above.

         ADDITIONAL SEVERANCE ARRANGEMENTS

         As part of their offers of employment, Mr. Liess and Mr. Stark will be entitled to severance benefits under certain circumstances in addition to termination upon change of control of ENCAD. In the event that Mr. Liess' employment is terminated within 21 months of his hire date for any reason other than poor performance or just cause, he will receive 12 months of base salary plus earned commission. If Mr. Stark's employment is terminated within 24 months of his hire date for any reason other than poor performance or just cause, he will receive 12 months base salary. Mr. Liess and Mr. Stark will only be able to receive severance benefits under either the severance arrangement contained in their offer letters (as subsequently amended) or under the Change in Control Agreements described above.

         OPTION AGREEMENTS UPON CHANGE IN CONTROL

         Under the 1993 Stock Option/Stock Issuance Plan, certain options granted to executive officers, to the extent not already exercisable, generally become exercisable upon liquidation or dissolution of ENCAD or a merger or consolidation pursuant to which either (1) ENCAD is not the surviving entity or
(2) ownership of more than 50% of the voting power of our stock is transferred. In addition, the plan administrator may accelerate vesting upon such conditions as it may impose in the event of a Hostile Takeover which is generally defined as the acquisition by one or more related parties of more than 50% of the voting power of our stock pursuant to a tender or exchange offer not recommended by our board.

         In addition, certain options granted to executive officers under the 1993 and 1999 option plans may be subject to "limited stock appreciation rights" at the sole discretion of the respective plan administrators. This means that the options with such rights at the time of a Hostile Takeover may be surrendered in return for a cash payment to the optionee equal to the difference between the then market price of the stock subject to the option (or, if higher, the highest price paid per share for stock by the acquirer in the Hostile Takeover) and the exercise price. Under the 1993 option plan, an option may be subject to limited stock appreciation rights only to the extent such option was exercisable and outstanding for at least six months prior to the Hostile Takeover and will automatically be cancelled in return for a cash payment.

         With respect to the 1997 Supplemental Stock Option Plan, the 1998 Stock Option Plan and the 1999 Stock Option/Stock Issuance Plan, in the event of a Corporate Transaction, as defined below, outstanding options which are not fully exercisable at the time of the transaction will automatically accelerate and become fully exercisable, except to the extent that (1) such options are either continued by ENCAD or assumed by the successor company or its parent, or (2) such options are replaced with a cash incentive program of the successor corporation, or (3) such options are subject to other limitations imposed by the plan administrator at the time of the option grant. Under the 1999 plan, the plan administrator has the additional authority to structure options issued under the Discretionary Grant Program so that they become fully exercisable immediately prior to a Corporate Transaction whether or not those options are assumed in the transaction.

         A Corporate Transaction is generally defined in the company's stock option plans as (1) a merger or consolidation in which 50% or more of the voting power of the company's outstanding shares is transferred, or (2) the sale, transfer or other disposition of all or substantially all of the company's assets in complete liquidation or dissolution of the company.

         Upon a Change of Control, as defined below under the 1998 and 1999 option plans, the plan administrator has the discretion to provide for the automatic acceleration of any outstanding options so that such options become fully exercisable immediately prior to the Change of Control. Alternatively, the plan administrator may condition option acceleration upon the termination of the optionee's employment by reason of an involuntary termination within a designated period, not to exceed 18 months, following the effective date of the Change in Control. A Change in Control is generally defined in the plans as the (a) direct or indirect acquisition of more than 50% or, in the case of the 1999 option plan, more than 35% of the voting power of ENCAD's outstanding securities pursuant to a tender offer made directly to the company's stockholders or (b) a change in the majority of the company's board over a 24 month period or 36 months in the case of the 1999 option plan.

         Under the 1997 option plan and a stock option agreement entered into with Mr. Steep in April 1998, a change in control is generally defined as (a) the direct or indirect acquisition of more than 50% of the voting power of ENCAD's outstanding securities pursuant to a tender offer made directly to the company's stockholders which the board does not recommend that stockholders accept or (b) a change in the majority of ENCAD's board over a 24 month period. The plan administrator has the same discretionary authority to accelerate options under the change in control under the 1997 option plan as the plan administrator has under the 1998 and 1999 option plans described above. Under Mr. Steep's stock option agreement, his option will automatically become fully vested and exercisable immediately prior to a change in control.

         SELECT COMPENSATION NON-QUALIFIED DEFERRED COMPENSATION PLAN

         Our deferred compensation plan, which was adopted in 1996, allows select management or certain highly-compensated employees to defer for each year a certain percentage of annual salary, bonus, or profit-sharing amounts, or any combination thereof, as determined by agreement between the participant and ENCAD. Deferred compensation is invested in mutual funds selected by the participants from a group of mutual funds designated under our deferred compensation plan. Distribution of amounts paid into the deferred compensation plan is made (1) upon the participant's retirement, disability, death or other termination of employment with us, (2) on the date elected in advance by the participant, or (3) in the event the participant has an unforeseeable emergency. No matching contributions were made to the deferred compensation plan by us in 1999.

COMPENSATION OF DIRECTORS

         For their services as directors in 1999, non-employee directors received cash compensation of $15,000 annually and $2,000 for each regular board meeting. An additional payment of $4,000 was paid to each non-employee director who served on at least one special committee of the board. Non-employee directors were also eligible for reimbursement of their expenses incurred in attending meetings of the board in accordance with our policy. Pursuant to an increase in compensation approved for 1997, additional payments owed to non-employee directors for each board meeting attended in 1997 and 1998 were paid in a lump sum in 1999.

         At the 1999 annual meeting held on May 19, 1999, Mr. Adams, Mr. Andrews, Mr. Hall, Mr. Jenkins, and Mr. Volpe were re-elected to the board. Each received a stock option for 7,000 shares of common stock under the automatic option grant program in effect for non-employee directors under the 1999 Stock Option/Stock Issuance Plan. Each option has an exercise price of $5.875 per share and is immediately exercisable for any or all of the option shares. Each option has a term of 10 years measured from the grant date, subject to earlier termination following the director's cessation of service on the board.

                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

         The Compensation Committee is responsible for developing and making recommendations to the board with respect to our executive compensation policies. In addition, the Compensation Committee, pursuant to authority delegated by the board, determines on an annual basis the compensation to be paid to the Chief Executive Officer and each of the other executive officers.

         It is the philosophy of the Compensation Committee to provide competitive executive compensation which rewards executives on their performance and contribution to the growth and success of ENCAD. The goal of the committee is to create a compensation program that incorporates and promotes three attributes: (1) the attainment of high levels of individual performance, (2) the achievement of our financial and strategic goals, and (3) our ability to attract and retain key executives. Using these guidelines, the Compensation Committee believes it can realize its commitment to ensuring that compensation is meaningfully related to the value created for stockholders.

EXECUTIVE OFFICER COMPENSATION PROGRAM COMPONENTS

         The Compensation Committee formulates a compensation program which will ensure that salary levels and incentive opportunities are competitive and reflect ENCAD's performance. Our compensation program for executive officers consists of (1) base salary, (2) cash incentive compensation and (3) long-term compensation in the form of stock options. Each of these components is described in more detail in the following sections.

         BASE SALARY

         Base salary levels for executive officers are determined, in part, through surveys providing market data on base compensation of executives in companies in the computer/high technology industry and other companies with which we compete for personnel. Average merit increases of industry benchmark companies are also considered in determining executive salary increases. In addition, the Compensation Committee evaluates individual experience and performance and specific issues particular to ENCAD, such as success in creation of stockholder value and achievement of specific company objectives. The Compensation Committee reviews each executive's salary once a year and may increase each executive's salary at that time based on: (1) the individual's increased contribution to ENCAD over the prior 12 months; (2) the individual's increased responsibilities over the prior 12 months; and (3) any increase in median competitive pay levels. Individual contributions are measured with respect to specific individual accomplishments established for each executive.

         INCENTIVE COMPENSATION

         Incentive compensation for 1999 was formulated to offer total annual cash compensation in excess of competitive levels if performance by an executive officer was substantially above targeted financial objectives. Based upon target performance levels tied to our revenues and earnings, the Compensation Committee established target bonus percentages for 1999 which varied between 30% and 45% of base salary for our executive officers. These percentages increased to between 60% and 90% if actual performance exceeded target performance. The Compensation Committee also predetermined a minimum performance level below which no bonus was earned. The performance goal at which the full target bonus was earned was determined by the Chief Executive Officer based upon individual performance and other factors. In the event we did not achieve the minimum performance level for the year, the board would consider recommendations from the Chief Executive Officer and the Compensation Committee, and would decide whether bonuses should be paid, and in what amounts.

         STOCK OPTION PLANS

         The stock option plans are our long-term equity incentive plans for executive officers and other employees. The Compensation Committee strongly believes that providing those persons who have substantial responsibility for the management and growth of ENCAD with an opportunity to increase their ownership of common stock will serve the best interests of stockholders.

         Generally, stock options are granted with exercise prices equal to the fair market value of the common stock on the grant date, have ten-year terms and have equal quarterly vesting periods over four years. Awards are made at a level intended to be competitive within both the local computer industry, and a broader group of computer peripheral manufacturing companies of comparable size and complexity.

         In July 1999, executive officers were granted stock options in order to raise their compensation to a level commensurate with industry standards.

CEO COMPENSATION

         The compensation of our Chief Executive Officer is based upon a number of economic and non-economic factors. Base salary and target bonus percentage levels were determined in accordance with general guidelines as described above in "Overview and Philosophy." The base salary level is determined, in part, through a comparison of salaries of chief executive officers for companies of comparable size in the computer/high technology industry. In addition, the Compensation Committee considers ENCAD's performance in the prior year, as well as Mr. Purcell's experience and knowledge of our business. Mr. Purcell's performance and his contributions to achieving specific objectives are also evaluated by the Compensation Committee.

         Mr. Purcell's incentive compensation potential for 1999 was tied to bonuses and stock options. The Compensation Committee set a target performance level in terms of our attaining certain revenue and earnings goals. In the event the performance target levels were achieved, it was determined that Mr. Purcell would be awarded a target bonus of 50% of his base salary. If target performance levels were exceeded, the bonus percentage increased to between 50% and 100% of Mr. Purcell's base salary.

SUMMARY

         After its review of all existing programs, the Compensation Committee continues to believe that our compensation program for our executive officers is competitive with the compensation programs provided by other companies with which we compete. The Compensation Committee intends that any amounts to be paid under the annual incentive plan will be appropriately related to corporate and individual performance, yielding awards that are directly linked to the achievement of ENCAD's goals and annual financial and operational results.

         COMPENSATION COMMITTEE
         CHARLES E. VOLPE, Committee Chairman
         RONALD J. HALL, Committee Member
         HOWARD L. JENKINS, Committee Member

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

         Internal Revenue Code Section 162(m) disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered executive officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance based. Non-performance based compensation paid to executive officers for 1999 did not exceed the $1 million limit per executive officer. The Compensation Committee does not anticipate that the non-performance based compensation to be paid to executive officers for 2000 will exceed that limit. Our 1993, 1998 and 1999 stock option plans have now been structured and administered so that any compensation deemed paid in connection with the exercise of option grants made under those plans with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance based compensation which will not be subject to the $1 million limitation. On the other hand, the stock option agreement with Mr. Steep will not qualify for such exemption, and any compensation deemed paid by us in connection with the exercise of such option will be subject to the $1 million limitation; however, because it is unlikely that the cash compensation payable to any executive officer in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to executive officers. The Compensation Committee will reconsider this decision should the individual cash compensation of any executive officer approach the $1 million level.

         The 1997 option plan does not comply with Internal Revenue Code Section 162(m) and any compensation that is deemed to be paid in connection with the exercise of options issued under that plan will not qualify as performance based compensation. Participation in the plan, however, is limited to ENCAD employees who are not officers or board members and who would therefore not be subject to the 162(m) limitations.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         From June 1998 until May 1999, Charles E. Volpe (Chairman), Craig S. Andrews, and Howard L. Jenkins served as members of the Compensation Committee. Mr. Andrews is a partner in the law firm of Brobeck, Phleger & Harrison LLP, which will provide legal services to ENCAD in its current year and has provided legal services in connection with corporate and litigation matters during 1999. On May 19, 1999, the board re-appointed Mr. Volpe as Chairman and appointed Mr. Jenkins and Ronald J. Hall as members of the Compensation Committee. All three directors continued to serve on the committee through the end of 1999 and are currently members.

         No member of the Compensation Committee for 1999 is a former or current executive officer or employee. We are not aware of any other interlocks or insider participation with respect to the members of the Compensation Committee that would require disclosure under the applicable rules of the SEC.

PERFORMANCE GRAPH

         The following graph compares total stockholder returns related to the common stock since December 31, 1994 to the weighted average return of stocks of companies included in the Nasdaq Stock Market (U.S.) Index and a peer group index consisting of Nasdaq computer manufacturers. The total return for the common stock, the Nasdaq Stock Market (U.S.) Index, and the Nasdaq Computer Manufacturer Stock Index assumes the reinvestment of dividends, although dividends have not been declared on the common stock. The Nasdaq Stock Market (U.S.) Index tracks the aggregate price performance of equity securities of companies traded on the Nasdaq. Our common stock is traded on the Nasdaq National Market. The Nasdaq Computer Manufacturer Stock Index consists of companies with a Standard Industrial Classification Code identifying them as a computer manufacturer. The stockholder return shown on the graph below is not necessarily indicative of future performance and we do not make or endorse any predictions as to future stockholder returns.

                                [GRAPH]

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of February 29, 2000 relating to the beneficial ownership of common stock by (1) each stockholder known to own beneficially more than five percent of the outstanding shares of our common stock, (2) each director, (3) the executive officers listed below under "Compensation of Executive Officers," and (4) all our executive officers and directors as a group. This table is based upon information supplied by directors and the executive officers described in Section (3) of this paragraph, principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission, also known as the SEC. Unless otherwise indicated, the individual stockholders named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Applicable ownership is based on 12,407,662 shares of common stock outstanding on February 29, 2000, and calculated pursuant to SEC Rule 13d-3(d)(1), which includes the number of shares acquirable within 60 days.

         All amounts listed under the column "Acquirable Within 60 Days" represent the underlying shares for stock options which will vest within 60 days of February 29, 2000.


                                                              AMOUNT AND NATURE OF
                                                              BENEFICIAL OWNERSHIP
                                                  ----------------------------------------------
                                                        OWNED AT               ACQUIRABLE            PERCENT
NAMES AND ADDRESSES                                 FEBRUARY 29, 2000        WITHIN 60 DAYS          OF CLASS
                                                  ---------------------- ----------------------- -----------------
DIMENSIONAL FUND ADVISORS INC.                          679,900                        0                 5.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

RICHARD H. PICKUP                                     2,000,000  (1)                   0                17.0%
610 Newport Center Dr., Suite 1300
Newport Beach, CA 92660

ROBERT V. ADAMS                                          30,000                   11,334                    *

CRAIG S. ANDREWS                                         10,324                   39,334                    *

RONALD J. HALL                                           82,610                   27,334                    *

HOWARD L. JENKINS                                       208,176                   42,334                2.00%

CHARLES E. VOLPE                                         20,000                   40,334                    *

DAVID A. PURCELL                                        740,002                   41,249                6.30%

MICHAEL T. LIESS                                          2,000                   15,312                    *

TODD W. SCHMIDT                                           1,500                   26,249                    *

GURI A. STARK                                             4,000                   14,375                    *

MICHAEL J.T. STEEP                                        4,000                   38,437                    *

LAWRENCE E. THOMPSON (2)                                 16,366                        0                    *

ALL DIRECTORS AND EXECUTIVE OFFICERS
AS A GROUP -16 PERSONS (3)                            1,139,618                  367,382                12.1%


*    Less than 1%.

(1) Based upon information filed with the SEC on Schedule 13D/A as of February 18, 2000. This total is an aggregate of the shares held of record by entities with which Mr. Pickup is affiliated. These entities are Dito Devcar Corporation (1,120,000 shares), Dito Caree, LP (305,000 shares), TD Investments, LLC (50,000 shares), Pickup Charitable Remainder Unitrust II (50,000 shares), DRP Charitable Remainder Unitrust (50,000 shares), TMP Charitable Remainder Unitrust (50,000 shares), Pickup Family Trust (175,000 shares), and Dito Devcar LP (200,000).

(2) The amounts shown for Mr. Thompson in this table are based upon information reported as of October 1999.

(3) The amounts shown in this table for all directors and executive officers as a group excludes the amounts reported for Mr. Thompson.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 7, 1998, ENCAD extended an interest-free loan in the principal amount of $25,000 to Mr. Liess, Vice President, Sales and Field Marketing. Mr. Liess authorized the company to withhold from any performance-related bonus which was owed to Mr. Liess after 1999 any amount necessary to repay all sums due under the note. The loan originally provided for repayment of all outstanding amounts within 15 days after payment of any performance-related bonus which may become due to Mr. Liess after 1999, or if no such bonus became payable, within 15 days after the public release of the company's 1999 financial results. In July 1999, the company granted Mr. Liess an extension for repayment of the loan until December 31, 2000.

         On December 1, 1999, we entered into a split dollar agreement for the benefit of Mr. Purcell which is discussed above under "Executive Compensation - All Other Compensation."

         Mr. Andrews, a member of our board, is a partner in the law firm of Brobeck, Phleger & Harrison LLP which will provide legal services to us in the current year and has provided legal services in connection with corporate and litigation matters to us during the past year.

              LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

         Our certificate of incorporation and bylaws provide that we shall indemnify our directors and executive officers to the fullest extent permitted under Delaware law. We have entered into indemnification agreements with our directors and certain executive officers which may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service (other than liabilities arising from acts or omissions involving intentional misconduct or knowing and culpable violations of law), and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCAD, Inc.


By /s/ David A. Purcell                           April 28, 2000
  ------------------------
     David A. Purcell
     Chief Executive Officer

By /s/ Todd W. Schmidt                            April 28, 2000
  -------------------------
     Todd W. Schmidt
     Chief Financial Officer

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



         SIGNATURE                                       TITLE                           DATE
  /s/ David A. Purcell
------------------------------------------     Chairman of the Board, President
           (David A. Purcell)                   and Chief Executive Officer
                                                (Principal Executive Officer)


  /s/ Robert V. Adams                                  Director                         April 28, 2000
-------------------------------------------
           (Robert V. Adams)



  /s/ Craig S. Andrews                                 Director                         April 28, 2000
-------------------------------------------
           (Craig S. Andrews)


  /s/ Ronald J. Hall                                   Director                         April 28, 2000
-------------------------------------------
           (Ronald J. Hall)


  /s/ Howard L. Jenkins                                Director                         April 28, 2000
-------------------------------------------
           (Howard L. Jenkins)


  /s/ Charles E. Volpe                                 Director                         April 28, 2000
-------------------------------------------
           (Charles  E. Volpe)
