Form 10-Q
period 2000-03-31
ENCAD INC
filed 2000-05-11
CIK 913599

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--      EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __



The number of shares outstanding of the Registrant's Common Stock as of March 31, 2000, was 11,810,575.

ENCAD, INC.

INDEX


                                                                                                   PAGE
PART I - FINANCIAL INFORMATION


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                    March 31, 2000 and December 31, 1999.............................................1

                  Consolidated Statements of Operations for the
                    three months ended March 31, 2000 and 1999.......................................2

                  Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2000 and 1999.......................................3

                  Notes to Consolidated Financial Statements.........................................4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..............................................6

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK.....................................................................11


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.................................................................12

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................13

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES...................................................13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................13

ITEM 5.           OTHER INFORMATION.................................................................13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..................................................13

SIGNATURES..........................................................................................14


PART I. - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)                                        MARCH 31,           December 31,
                                                                               2000                  1999
                                                                        ------------------------------------------
                                                                            (UNAUDITED)              (Note)
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                           $       15,658        $        3,953
       Accounts receivable - net                                                   25,240                30,546
       Inventories                                                                 13,755                11,992
       Income taxes receivable                                                          -                   281
       Deferred income taxes                                                        5,221                 4,004
       Prepaid expenses                                                             1,535                 1,018
                                                                        --------------------  --------------------
            Total current assets                                                   61,409                51,794

PROPERTY - NET                                                                      7,808                14,264
RESTRICTED CASH                                                                     1,231                    -
OTHER ASSETS                                                                        3,631                 2,421
                                                                        --------------------  --------------------
TOTAL ASSETS                                                               $       74,079        $       68,479
                                                                        ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                    $        8,777        $        7,882
       Accrued expenses and other liabilities                                       8,885                 8,090
                                                                        --------------------  --------------------
            Total current liabilities                                              17,662                15,972
                                                                        --------------------  --------------------

OTHER LIABILITIES                                                                   7,432                 1,263

STOCKHOLDERS' EQUITY:
       Preferred stock - $.001 par value; 5,000 shares authorized, Series A
           Junior Participating Preferred Stock - no shares
           issued and outstanding                                                       -                    -
       Common stock, par value - $.001 per share, 60,000 shares
           authorized, 11,811 and 11,780 shares issued and
           outstanding at March 31, 2000 and December 31, 1999                         12                    12
       Additional paid -in capital                                                 19,477                19,341
       Accumulated earnings                                                        29,496                31,891
                                                                        --------------------  --------------------
            Total stockholders' equity                                             48,985                51,244
                                                                        --------------------  --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       74,079        $       68,479
                                                                        ====================  ====================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share data)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------------
                                                                             2000                   1999
                                                                       -----------------     --------------------
NET SALES                                                                 $     22,805           $      28,982
COST OF SALES                                                                   13,360                  16,579
                                                                       -----------------     --------------------
GROSS PROFIT                                                                     9,445                  12,403
                                                                       -----------------     --------------------

MARKETING AND SELLING                                                            6,411                   5,722
RESEARCH AND DEVELOPMENT                                                         3,174                   2,932
GENERAL AND ADMINISTRATIVE                                                       3,335                   3,091
                                                                       -----------------     --------------------
                                                                                12,920                  11,745
                                                                       -----------------     --------------------

(LOSS) INCOME FROM OPERATIONS                                                   (3,475)                    658
OTHER INCOME                                                                       130                       -
INTEREST INCOME (EXPENSE) - NET                                                    148                    (118)
                                                                       -----------------     --------------------

(LOSS) INCOME BEFORE INCOME TAXES                                               (3,197)                    540
PROVISION FOR INCOME TAXES                                                        (802)                    191
                                                                       -----------------     --------------------
NET (LOSS) INCOME                                                         $     (2,395)          $         349
                                                                       =================     ====================

(LOSS) EARNINGS PER SHARE - BASIC                                         $      (0.20)          $        0.03
                                                                       =================     ====================

(LOSS) EARNINGS PER SHARE - DILUTED                                       $      (0.20)          $        0.03
                                                                       =================     ====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                              11,783                  11,636
                                                                       =================     ====================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING -
     DILUTED                                                                    11,783                  11,725
                                                                       =================     ====================



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                    2000                 1999
                                                                              ------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                           $     (2,395)        $        349
     Adjustments to reconcile net income to cash provided by operating activities:
               Depreciation and amortization                                              726                  821
               Provision for losses on accounts receivable and inventories               (433)                  29
               Tax benefit from exercise of stock options                                   3                    -
               Amortization of deferred gain on sale of headquarters                     (130)                   -
               Changes in assets and liabilities:
                    Accounts receivable                                                 5,301                1,330
                    Inventories                                                        (1,325)                 950
                    Income taxes receivable                                               281                2,403
                    Deferred income taxes                                              (1,217)                 356
                    Prepaid expenses and other assets                                  (1,727)                (363)
                    Accounts payable                                                      895               (2,099)
                    Accrued expenses and other liabilities                              1,622                1,257
                                                                              ------------------    ----------------
                        Cash provided by operating activities                           1,601                5,033
                                                                              ------------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property                                                               (753)                (695)
     Net proceeds from sale of headquarters                                            11,955                   -
                                                                              ------------------    ----------------
                        Cash provided by (used in) investing activities                11,202                 (695)
                                                                              ------------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of common stock options and sale of stock under employee stock
           purchase plan                                                                  133                  111
     Increase in restricted cash                                                       (1,231)                   -
     Net borrowings under line of credit                                                    -               (3,500)
                                                                              ------------------    ----------------
                        Cash used in financing activities                              (1,098)              (3,389)
                                                                              ------------------    ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              11,705                  949
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        3,953                  586
                                                                              ------------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     15,658         $      1,535
                                                                              ------------------    ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Net cash received during the period for income taxes                        $      2,346         $      3,416
                                                                              ------------------    ----------------
     Cash paid during the period for interest                                    $          -         $        117
                                                                              ------------------    ----------------



See Notes to Consolidated Financial Statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited (in thousands, except per share data)

1) BASIS OF PRESENTATION - The accompanying consolidated financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

      The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three-month period ended March 31, 2000.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2)    INVENTORIES:


                                                                  MARCH 31,         December 31,
                                                                    2000                1999
                                                               ----------------    ----------------
                   Raw materials                               $        5,926      $        6,017
                   Work-in-process                                         97                 131
                   Finished goods                                       7,732               5,844
                                                               ----------------    ----------------
                          Total                                $       13,755      $       11,992
                                                               ================    ================


3) COMPREHENSIVE INCOME - There are no material current differences between net income and comprehensive income, and accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

4) RESTRICTED CASH - At March 31, 2000, the Company had $1,231 of collateral deposits to secure a letter of credit required by the headquarters building lease. These deposits are invested in money market funds. The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment. See Note 8.

5) REVOLVING LINE OF CREDIT - At March 31, 2000, the Company had available a $15,000 revolving line of credit which expired in April 2000, at which time it was replaced as described below. The line bore interest at the bank's prime rate (9.00% at March 31, 2000) or, at the Company's option, a rate based on the London Interbank Overnight Rate (6.29% at March 31,
      2000) plus 2.25% on outstanding balances. The Company paid a commitment fee on the unused portion of the line. The line was secured by specified assets with a borrowing base limited to eligible accounts receivable and inventory. In addition, the availability of the line was subject to maintaining financial covenants including working capital and tangible net worth ratios. No amounts were outstanding under the line of credit at March 31, 2000 or December 31, 1999.

      On April 26, 2000 the Company signed an agreement with a different bank which provides for a $15,000 revolving line of credit through April 2002. The line bears interest at the bank's prime rate (9.00% at April 26, 2000) or, at the Company's option, a rate based on the London Interbank Overnight Rate (6.38% at April 26, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth ratios.


6) EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

      The following table is a reconciliation of the basic and diluted earnings per share computations for the three month periods ended March 31, 2000 and 1999:


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ---------------------------
                                                                              2000           1999
                                                                          -------------   -----------
                   Net (loss) income                                      $   (2,395)     $    349
                                                                          -------------   -----------
                   (Loss) earnings per share - basic                      $    (0.20)     $   0.03
                                                                          =============   ===========
                   Basic weighted average common
                       shares outstanding                                     11,783        11,636
                   Effect of dilutive securities:
                       Stock options                                               0            89
                                                                          -------------   -----------
                   Diluted weighted average common and
                       common equivalent shares outstanding                   11,783        11,725
                                                                          -------------   -----------
                   (Loss) earnings per share - diluted                    $    (0.20)     $   0.03
                                                                          =============   ===========


7) SEGMENT INFORMATION - For the years ended December 31, 1997 and 1998, and during the first quarter of 1999 the Company's business was organized, managed and internally reported as two segments: the Digital Imaging Solutions business unit and the Textile business unit. Due to the similarity of production processes, distribution methods, customers and products, the segment information for the Digital Imaging Solutions and Textile business units had been aggregated into one segment. On April 22, 1999, the Company consolidated its Digital Imaging Solutions and Textile business units in order to further leverage the Company's resources in support of its solutions-based, vertical market strategy. As a result, the Company is managing and internally reporting the Company's business as one reportable segment, principally, the design, development, manufacture and sales of digital imaging solutions, including wide-format color inkjet printers and related supplies, accessories, software and service for the graphic arts and computer aided design markets.

8) HEADQUARTERS BUILDINGS SALE-LEASEBACK - In January 2000, the Company received net cash proceeds of $11,955 for a transaction in which the Company sold its headquarters buildings and land in San Diego, California and leased the property back for a period of seven years. The leaseback will be accounted for as an operating lease. The sale-leaseback resulted in a gain of $5,472 which will be deferred and amortized to income over the term of the lease. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.


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


      The following table sets forth, as a percentage of net sales, certain consolidated statements of income data for the periods indicated.


                                                     THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------------
                                                        2000              1999
-------------------------------------------------------------------------------------
NET SALES                                                100.0%            100.0%
COST OF SALES                                             58.6%             57.2%
-------------------------------------------------------------------------------------
GROSS PROFIT                                              41.4%             42.8%
-------------------------------------------------------------------------------------
MARKETING AND SELLING                                     28.1%             19.7%
RESEARCH AND DEVELOPMENT                                  13.9%             10.1%
GENERAL AND ADMINISTRATIVE                                14.6%             10.7%
-------------------------------------------------------------------------------------
(LOSS) INCOME FROM OPERATIONS                            (15.2%)             2.3%
OTHER INCOME                                               0.6%                -
INTEREST INCOME (EXPENSE) - NET                            0.6%             (0.4%)
-------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                        (14.0%)             1.9%
PROVISION FOR INCOME TAXES                                (3.5%)             0.7%
-------------------------------------------------------------------------------------
NET (LOSS) INCOME                                        (10.5%)             1.2%
=====================================================================================



RESULTS OF OPERATIONS

      NET SALES - Our net sales for the three-month period ended March 31, 2000 decreased 21% from the same period of 1999. This decrease was due primarily to lower North American distributor sales due to the disruption caused by our shift during the quarter from a two-tier distributor channel model to a one-tier value added reseller model. We believe that the one-tier distribution channel will enable us to compete more effectively in the marketplace, although we may experience a temporary negative impact on sales. Lower sales in Europe, due to unfavorable currency exchange rates, and lower average selling prices worldwide, as a result of increased competition, also contributed to the decrease. During the first quarter of 2000, supply sales decreased 17% from the first quarter of 1999, and accounted for approximately 34% of net sales during the first quarter of 2000 versus 32% during the same period of 1999. Net sales to OEM customers for the first quarter of 2000 remained flat when compared to the first quarter of 1999 and accounted for 26% of product sales in the first quarter of 2000 versus 20% during the same period of 1999.

      No one customer accounted for more than 10% of net sales during the first quarter of 2000, whereas one customer, Tekgraf, Inc., accounted for 14% of net sales during the first quarter of 1999.


      COST OF SALES - Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales increased to 59% during the first quarter of 2000 up from 57% during the same period of 1999, causing a comparable decrease in gross profit margin percentages. This increase was due largely to a higher percentage of sales of lower margin older generation products as well as lower average selling prices for our newer products.

Our future success will depend, in part, on our ability to develop and manufacture competitive higher margin products and continue to achieve cost reductions for our existing products.


      MARKETING AND SELLING - Marketing and selling expenses were 28% of net sales during the first quarter of 2000 compared to 20% during the same period of 1999 and increased by 12% in absolute dollars from the first quarter of 1999. The increases as a percentage of sales and in absolute dollars were due to an increase in labor and related expenses primarily as a result of the transition of the North American distribution channel from two-tier to one-tier. We intend to restructure our sales and marketing organization to provide additional support for this new channel model.


      RESEARCH AND DEVELOPMENT - Research and development spending during the first quarter of 2000 grew by 8% in absolute dollars over the same period of 1999, and increased as a percentage of sales from 10% during the first quarter of 1999 to 14% during the first quarter of 2000. The increase in spending was driven by new product development. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products and consequently expect that 2000 research and development expenses will continue to increase in absolute dollars over 1999.


      GENERAL AND ADMINISTRATIVE - General and administrative expenses were 15% of net sales during the first quarter of 2000 compared to 11% during the same period of 1999 and increased by 8% in absolute dollars over the first quarter of 1999. This increase was due largely to increased legal fees related primarily to the litigation in which we are currently engaged.


      OTHER INCOME - Other income for the first quarter of 2000 is due primarily to the amortization of the deferred gain on the sale of our headquarters buildings.


      INTEREST INCOME (EXPENSE) - NET - Interest income net of interest expense for the first quarter of 2000 was $148 as compared to interest expense net of interest income of $118 during the same period of 1999. Investment of excess cash during the first quarter of 2000 yielded the income as compared to borrowings under our line of credit during the same period of 1999.


      PROVISION FOR INCOME TAXES - The effective income tax rate for the first quarter of 2000, based on annual projections for the year, was 25% compared to 35% for the same quarter of 1999. The decrease in the effective tax rate is due primarily to a benefit received in 2000 which resulted from an adjustment of prior estimates of the foreign sales corporation benefit, caused by filing the tax returns, and other book to tax differences from prior tax years.


      NET (LOSS) INCOME - The previously described elements caused net loss during the first quarter of 2000 to stand at $2,395 compared to a net income of $349 during the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES


     Cash balances increased during the first quarter of 2000 by $11,705 as operating cash inflows of $1,601 and net inflows from financing activities of $11,202 exceeded financing outflows of $1,098. During the comparable 1999 period, operations provided cash inflows of $5,033, exceeding investing outflows of $695 and financing outflows of $3,389. Operations outflows during the 2000 period resulted primarily from cash collections exceeding the net loss and increases in inventory and prepaid expenses and other assets. Investing inflows during the first quarter of 2000 principally resulted from the sale, and subsequent leaseback, of our headquarters buildings for $11,955 net of fees and commissions. Capital expenditures increased to $753 during the first quarter of 2000, compared with $695 in the 1999 period, primarily for computer and related systems. Financing cash outflows during the first quarter of 2000 resulted from restricted collateral deposits of $1,231 as security for our headquarters building lease. The major factor affecting financing outflows in the comparable 1999 period was a $3,500 reduction of borrowings under our line of credit.

      At March 31, 2000, the Company had available a $15,000 revolving line of credit which expired in April 2000, at which time it was replaced as described below. The line bore interest at the bank's prime rate (9.00% at March 31, 2000) or at the Company's option, a rate based on the London Interbank Overnight Rate (6.29% at March 31, 2000) plus 2.25% on outstanding balances. The Company paid a commitment fee on the unused portion of the line. The line was secured by specified assets with a borrowing base limited to eligible accounts receivable and inventory. In addition, the availability of the line was subject to maintaining financial covenants including working capital and tangible net worth ratios. No amounts were outstanding under the line of credit at March 31, 2000 or December 31, 1999.

      On April 26, 2000 the Company signed an agreement with a different bank which provides for a $15,000 revolving line of credit through April 2002. The line bears interest at the bank's prime rate (9.00% at April 26, 2000) or at the Company's option, a rate based on the London Interbank Overnight Rate (6.38% at April 26, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth ratios.

      We believe that our existing cash and cash equivalents, cash generated from operations and funds available under the bank line of credit will be sufficient to satisfy our currently anticipated working capital needs. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products, as well as the selling price and costs of these products. There can be no assurances that future cash requirements to fund operations will not require us to seek additional capital, or that such additional capital will be available when required on terms acceptable to us. To date, inflation has not had a significant effect on our operating results.


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

      For the three months ended March 31, 2000 and 1999, sales outside the United States represented approximately 62% and 56% of our net sales, respectively. We expect export sales to continue to represent a significant portion of our sales. All of our products sold in international markets are denominated in U.S. dollars; therefore an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets. International sales and operations may also be subject to risks such as:

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


      In the first quarter of 2000, we began to move from a two-tier to a single-tier distribution network. This strategy will initially occur only to our North American distribution and shift some of the sales from distributors to VARs. As a result, we will sell our products directly to a network of approximately 70 major VARs. This model will allow us to increase our knowledge of our customers and their channel inventory and improve end-user customer satisfaction. As VARs normally do not carry inventory, and existing distributor inventory needs to sell through the distribution channel, there may be a temporary negative impact on sales. Although VARs are, in general, not as well financed as distributors, any collection risk we may have will be spread over more accounts.


      Actual bad debts may in the future exceed recorded allowances resulting in a material adverse effect on our business. In order to prevent inventory write-downs, to the extent that OEM customers do not purchase products as anticipated, we may need to convert such products to make them salable to other customers. Such a conversion would increase product costs and would likely result in a delay in selling such products.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands, except percentages)

      Our only financial instruments with market risk exposure are excess cash held in money market funds and, to a lesser extent, domestic revolving line of credit borrowings, of which no amounts were outstanding at March 31, 2000. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we currently maintain a portfolio solely of money market funds.

      Our debt instruments are non-trading in nature and carry interest at the bank's prime rate (9.00% at March 31, 2000) or, at our option, a rate based on the London Interbank Overnight Rate (6.29 at March 31, 2000) plus 2.25%. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

      Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would result in no material change in our pre-tax earnings and cash flow.


      FOREIGN CURRENCY RISK. We conduct business on a global basis and all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and we expect export sales to continue to represent a significant portion of our sales.


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

      Our sales offices in France, Germany, the United Kingdom, China and Japan incur costs which are denominated in local currencies. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our first quarter 2000 results was not material.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.


      In February 1998, Hewlett-Packard filed a lawsuit against us in the U.S. District Court for the District of Idaho, alleging that some of our products infringe two of Hewlett-Packard's patents. Hewlett-Packard filed an amended complaint alleging infringement of a third patent and seeking monetary damages and injunctive relief. Our motion for summary judgment of non-infringement of the initial two Hewlett-Packard patents was heard and the magistrate has recommended that the Judge rule in our favor.


      In November 1998, a class action lawsuit was filed against us in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to our sales of a specified printer product. Class members seek damages caused by the allegedly faulty ink, including the cost of the ink, the cost of the third party replacement ink, and damage to printing projects caused by the ink. Discovery is in progress.


      The outcomes of these lawsuits cannot be determined; however, we believe that the claims are without merit. We intend to vigorously defend against such claims. No amounts have been reported in the financial statements for any losses that may result from these lawsuits.

      In January 1999, we filed a lawsuit against Hewlett-Packard in the California Superior Court for the County of San Francisco, alleging sales of competitive products below cost and as loss leaders, in violation of the California Unfair Trade Practices Act. We have obtained a preliminary injunction enjoining Hewlett Packard's sale of printer products below cost. We will be seeking permanent injunctive relief and treble damages at trial which is scheduled to commence on May 22, 2000.


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

         + 10.2 Amendment to Form of Severance Letter Agreements between the Company and David A. Purcell.(4)

         + 10.3 Amendment to Form of Severance Letter Agreements between the Company and each of its officers.(4)

         + 10.4 Form of Severance Letter Agreements between the Company and each of its vice presidents.(4)

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

(4) Filed as exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

+   Management compensatory plan.


(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2000

                                   ENCAD, Inc.
                                   (Registrant)





                                   /s/ Todd W. Schmidt
                                   --------------------------------------------
                                   (Todd W. Schmidt)
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)