Form 10-Q
period 2000-06-30
ENCAD INC
filed 2000-08-14
CIK 913599

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal quarter ended June 30, 2000

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  /X/   No / /

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2000, was 11,846,022.

ENCAD, INC.

INDEX


                                                                                                        PAGE
PART I - FINANCIAL INFORMATION


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                    June 30, 2000 and December 31, 1999...................................................1

                  Consolidated Statements of Operations for the
                    three and six months ended June 30, 2000 and 1999.....................................2

                  Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2000 and 1999...............................................3

                  Notes to Consolidated Financial Statements..............................................4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...................................................6

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK..........................................................................11


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS......................................................................12

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................13

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES........................................................13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................13

ITEM 5.           OTHER INFORMATION......................................................................13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................................13

SIGNATURES...............................................................................................14

PART I. - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)                                     JUNE 30,             December 31,
                                                                            2000                   1999
                                                                      ------------------   -----------------
                                                                         (UNAUDITED)              (Note)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 15,457            $   3,953
  Accounts receivable - net                                                 23,094               30,546
  Income taxes receivable                                                        -                  281
  Inventories                                                               13,866               11,992
  Deferred income taxes                                                      5,163                4,004
  Prepaid expenses                                                           1,644                1,018
                                                                      ------------         ------------
            Total current assets                                            59,224               51,794

PROPERTY - NET                                                               7,363               14,264
RESTRICTED CASH                                                              1,222                    -
OTHER ASSETS                                                                 2,794                2,421
                                                                      ------------         ------------

TOTAL ASSETS                                                              $ 70,603             $ 68,479
                                                                      ------------         ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        $  7,881             $  7,882
  Accrued expenses and other liabilities                                     7,276                8,090
                                                                      ------------         ------------
         Total current liabilities                                          15,157               15,972
                                                                      ------------         ------------

OTHER LIABILITIES                                                            6,681                1,263

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value; 5,000 shares authorized,
     Series A Junior Participating Preferred Stock - no shares
     issued and outstanding                                                      -                    -

     Common stock, par value - $.001 per share, 60,000 shares
       authorized, 11,846 and 11,780 shares issued and
       outstanding at June 30, 2000 and December 31, 1999                       12                   12

     Additional paid -in capital                                            19,569               19,341
     Accumulated earnings                                                   29,184               31,891
                                                                      ------------         ------------
          Total stockholders' equity                                        48,765               51,244
                                                                      ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 70,603             $ 68,479
                                                                      ------------         ------------


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share data)


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  --------------------------------  -------------------------------
                                                       2000             1999            2000             1999
                                                  ----------------  --------------  --------------   --------------
NET SALES                                           $    26,685       $   29,253      $   49,490       $   58,235
COST OF SALES                                            15,543           16,448          28,903           33,027
                                                  ----------------  --------------  --------------   --------------
GROSS PROFIT                                             11,142           12,805          20,587           25,208
                                                  ----------------  --------------  --------------   --------------

MARKETING AND SELLING                                     6,668            5,653          13,079           11,375
RESEARCH AND DEVELOPMENT                                  2,380            3,328           5,554            6,260
GENERAL AND ADMINISTRATIVE                                2,924            2,522           6,259            5,613
                                                  ----------------  --------------  --------------   --------------
                                                         11,972           11,503          24,892           23,248
                                                  ----------------  --------------  --------------   --------------

(LOSS) INCOME FROM OPERATIONS                              (830)           1,302          (4,305)           1,960

OTHER INCOME                                                195             -                325             -
INTEREST INCOME (EXPENSE) - NET                             152              (51)            300             (169)
                                                  ----------------  --------------  --------------   --------------

(LOSS) INCOME BEFORE INCOME TAXES                          (483)           1,251          (3,680)           1,791
PROVISION FOR INCOME TAXES                                 (171)             444            (973)             635
                                                  ----------------  --------------  --------------   --------------
NET (LOSS) INCOME                                   $      (312)      $      807      $   (2,707)      $    1,156
                                                  ----------------  --------------  --------------   --------------

(LOSS) EARNINGS PER SHARE - BASIC                   $     (0.03)      $     0.07      $    (0.23)      $     0.10
                                                  ----------------  --------------  --------------   --------------

(LOSS) EARNINGS PER SHARE - DILUTED                 $     (0.03)      $     0.07      $    (0.23)      $     0.10
                                                  ----------------  --------------  --------------   --------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                             11,811           11,694          11,797           11,665
                                                  ----------------  --------------  --------------   --------------

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING - DILUTED                11,811           11,954          11,797           11,811
                                                  ----------------  --------------  --------------   --------------


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------------
                                                                                   2000               1999
                                                                              ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                             $  (2,707)        $   1,156
  Adjustments to reconcile net (loss) income to cash provided by operating activities:
       Depreciation and amortization                                                1,434             1,649
       Provision for losses on accounts receivable and inventories                   (425)             (144)
       Tax benefit from exercise of stock options                                       6                16
       Amortization of deferred gain on sale of headquarters                         (326)                -
       Changes in assets and liabilities:
           Accounts receivable                                                      7,439             2,972
           Income taxes receivable                                                    281             2,403
           Inventories                                                             (1,436)            2,974
           Deferred income taxes                                                   (1,159)            1,305
           Prepaid expenses and other assets                                         (999)             (288)
           Accounts payable                                                            (1)           (3,335)
           Accrued expenses and other liabilities                                    (542)              747
                                                                              -----------       -----------
              Cash provided by operating activities                                 1,565             9,455
                                                                              -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property                                                         (1,016)           (1,171)
     Net proceeds from sale of headquarters                                        11,955                 -
                                                                              -----------       -----------
                 Cash provided by (used in) investing activities                   10,939            (1,171)
                                                                              -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of common stock options and sale of stock under
        employee stock purchase plan                                                  222               391
     Increase in restricted cash                                                   (1,222)                -
     Net borrowings under line of credit                                                -            (6,000)
                                                                              -----------       -----------
                 Cash used in financing activities                                 (1,000)           (5,609)
                                                                              -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               11,504             2,675
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    3,953               586
                                                                              -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  15,457         $   3,261
                                                                              -----------       -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash received during the period for income taxes - net                     $   2,118         $   3,416
     Cash paid during the period for interest                                   $       0         $     210


See Notes to Consolidated Financial Statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited (in thousands, except per share data)

1) BASIS OF PRESENTATION - The accompanying consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Annual Report"). The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

      The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three and six month periods ended June 30, 2000.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2)    INVENTORIES:

                                                                  JUNE 30,   December 31,
                                                                    2000          1999
                                                               ----------    -----------
                   Raw materials                                  $ 5,450        $ 6,017
                   Work-in-process                                     18            131
                   Finished goods                                   8,398          5,844
                                                               ==========    ===========
                          Total                                   $13,866        $11,992
                                                               ==========    ===========

3) COMPREHENSIVE INCOME - There are no material current differences between net income and comprehensive income, and accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

4) RESTRICTED CASH - At June 30, 2000, the Company had $1,222 of collateral deposits to secure a letter of credit required by the headquarters building lease. These deposits are invested in money market funds. The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment. See Note 7.

5) REVOLVING LINE OF CREDIT - At June 30, 2000, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at June 30, 2000 or at December 31, 1999. The line bears interest at the bank's prime rate (9.50% at June 30, 2000) or, at the Company's option, a rate based on the London Interbank Overnight Rate (6.64% at June 30, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth.

6) EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

      The following table is a reconciliation of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2000 and 1999:


                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                  -----------------------   -----------------------
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
Net (loss) income                                  $    (312)   $     807    $  (2,707)   $   1,156
                                                  ----------   ----------   ----------   ----------
(Loss) earnings per share - basic                  $   (0.03)   $    0.07    $   (0.23)   $    0.10
                                                  ==========   ==========   ==========   ==========
Basic weighted average common
      shares outstanding                              11,811       11,694       11,797       11,665
Effect of dilutive securities:
      Stock options                                        0          260            0          146
                                                  ----------   ----------   ----------   ----------
Diluted weighted average common and
      common equivalent shares outstanding            11,811       11,954       11,797       11,811
                                                  ==========   ==========   ==========   ==========
(Loss) earnings per share - diluted                $   (0.03)   $    0.07    $   (0.23)   $    0.10
                                                  ==========   ==========   ==========   ==========

7) HEADQUARTERS BUILDINGS SALE-LEASEBACK - In January 2000, the Company received net cash proceeds of $11,955 for a transaction in which the Company sold its headquarters buildings and land in San Diego, California and leased the property back for a period of seven years. The leaseback is accounted for as an operating lease. The sale-leaseback resulted in a gain of $5,472 which was deferred and is being amortized to income over the term of the lease. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.

      Future scheduled minimum rental payments required are as follows: 2000 - $611; 2001 - $1,319; 2002 - $1,414; 2003 - $1,465; 2004 - $1,523;
      thereafter - $3,324; total - $10,166.

8) SUBSEQUENT EVENT - In July 2000, an officer of the Company left under a severance agreement and release. Under the agreement, the Company is obligated to pay this officer a monthly salary of $35 plus certain benefits for a period of 12 months after termination.

9) RECENT ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes the SEC's interpretation of applying generally accepted accounting principals to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, the Company does not expect the adoption of SAB No. 101, as amended, to have a material impact on the Company's consolidated financial position or the results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN No. 44 will have a material effect on its financial position or results of operations.

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

      The following table sets forth, as a percentage of net sales, consolidated statements of income data for the periods indicated.


                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                      ----------------------------         ----------------------------
                                            2000             1999              2000              1999
                                      ----------------------------         ----------------------------
NET SALES                                  100.0%          100.0%             100.0%            100.0%
COST OF SALES                               58.2%           56.2%              58.4%             56.7%
                                      ---------------------------          ---------------------------
GROSS PROFIT                                41.8%           43.8%              41.6%             43.3%
                                      ---------------------------          ---------------------------
MARKETING AND SELLING                       25.0%           19.3%              26.4%             19.5%
RESEARCH AND DEVELOPMENT                     8.9%           11.4%              11.2%             10.8%
GENERAL AND ADMINISTRATIVE                  11.0%            8.6%              12.7%              9.6%
                                      ---------------------------          ---------------------------
(LOSS) INCOME FROM OPERATIONS               (3.1%)           4.5%              (8.7%)
                                                                                                  3.4%
OTHER INCOME                                 0.7%                               0.7%
                                                             -                                    -
INTEREST INCOME (EXPENSE) - NET              0.6%           (0.2%)              0.6%             (0.3%)
                                      ---------------------------          ---------------------------
(LOSS) INCOME BEFORE INCOME TAXES           (1.8%)           4.3%              (7.4%)             3.1%
PROVISION FOR INCOME TAXES                  (0.6%)           1.5%              (1.9%)             1.1%
                                      ---------------------------          ---------------------------
NET (LOSS) INCOME                           (1.2%)           2.8%              (5.5%)             2.0%
                                      ---------------------------          ---------------------------

RESULTS OF OPERATIONS

      NET SALES - Our net sales for the three and six month periods ended June 30, 2000 decreased 9% and 15%, respectively, from the same periods of 1999. This decrease was due to lower sales to our European distributors, caused partially by a strengthening of the U.S. dollar against many European currencies which causes our products to be more expensive, lower supplies sales to our OEM partners during the second quarter of 2000, and lower North American distribution sales during the three months ended March 31, 2000 as a result of the switch to a single-tier distribution model. During the three and six month periods ended June 30, 2000, supply sales increased 14% and decreased 2%, respectively, from the same periods of 1999, and accounted for approximately 36% and 35% of net sales during the three and six month periods ended June 30, 2000, respectively, as compared to 29% and 32% during the same periods of 1999.

      No one customer accounted for more than 10% of net sales during the three and six month periods ended June 30, 2000, whereas one customer, Tekgraf, Inc., accounted for 14% and 13%, respectively, during the same periods of 1999. Net sales to OEM customers for the three and six month periods ended June 30, 2000 accounted for 16% and 21% of net sales, respectively, as compared to 20% for each of the same periods of 1999. International sales accounted for approximately 58% and 60% for the three and six month periods ended June 30, 2000, compared to 56% and 62% of net sales for the same periods of 1999.

      COST OF SALES - Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales stood at 58% for both the three and six month periods ended June 30, 2000 as compared to 56% and 57% for the three and six month periods ended June 30, 1999, respectively. This increase was due largely to lower average selling prices for our newest generation of NovaJet products. Our future success will depend, in part, on our ability to develop and manufacture competitive higher margin products and continue to achieve cost reductions for our existing products.

      MARKETING AND SELLING - Marketing and selling expenses were 25% and 26%, respectively, of net sales during the three and six month periods ended June 30, 2000 compared to 19% and 20% during the same periods of 1999, which represents an increase in absolute dollars of 18% and 15%, respectively. This increase was due to increased travel and entertainment expenditures, increased spending for tradeshow attendance and increased labor and related expenses required to support the one tier North American channel.

      RESEARCH AND DEVELOPMENT - Research and development expenses were 9% and 11%, respectively, of net sales for the three and six month periods ended June 30, 2000 compared to 11% during both of the same periods of 1999. In absolute dollars, 2000 research and development spending decreased by 28% and 11% from the three and six month periods ended June 30, 1999, respectively. The decrease in spending is due to reduced expenses for consulting, relocation, internal product usage, prototyping and testing, all primarily related to the launch of multiple printer products during the second quarter of 1999 compared to the launch of a single printer during the same period of 2000. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products and consequently expect that research and development expenses for the remainder of 2000 will increase in absolute dollars over 1999.

      GENERAL AND ADMINISTRATIVE - General and administrative expenses were 11% and 13% of net sales during the three and six month periods ended June 30, 2000, respectively, compared to 9% and 10% during the same periods of 1999 and increased by 16% and 12% over the three and six month periods ended June 30, 1999, respectively. This increase was due largely to increased legal fees related primarily to the Hewlett-Packard lawsuits which were settled mid-way through the second quarter.

      OTHER INCOME - Other income for the three and six month periods ended June 30, 2000 is due primarily to the amortization of the deferred gain on the sale of our headquarter buildings.

      INTEREST INCOME (EXPENSE) - NET - Interest income net of interest expense for the three and six month periods ended June 30, 2000 was $152 and $300, respectively, as compared to interest expense net of interest income of $51 and $169 during the same periods of 1999. Investment of excess cash during the first half of 2000 yielded the income as compared to borrowings under our line of credit during the same period of 1999.

      PROVISION FOR INCOME TAXES - The effective income tax rate during the three and six month periods ended June 30, 2000 was approximately 35% and 26%, respectively, compared to 35% during both of the same periods of 1999, respectively. The decrease in the effective tax rate for the six month period ended June 30, 2000 is due primarily to a benefit received in 2000 which resulted from an adjustment of prior estimates of the foreign sales corporation benefit, caused by filing the tax returns, and other book to tax differences from prior tax years.

      NET (LOSS) INCOME - The previously described elements caused net loss during the three and six months periods ended June 30, 2000 to stand at 1% and 5% of net sales, respectively, as compared to net income of 3% and 2% for the same periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Cash balances increased during the first six months of 2000 by $11,504 as operating cash inflows of $1,565 and net inflows from investing activities of $10,939 exceeded financing outflows of $1,000. During the comparable 1999 period, operations provided cash inflows of $9,455, exceeding investing outflows of $1,171 and financing outflows of $5,609. Operations inflows during the 2000 period resulted primarily from cash collections exceeding the net loss and increases in inventory, deferred income taxes and prepaid expenses and other assets. Investing inflows during the first six months of 2000 principally resulted from the sale, and subsequent leaseback, of our headquarters buildings for $11,955 net of fees and commissions. Capital expenditures decreased to $1,016 during the first six months of 2000, compared with $1,171 in the 1999 period, primarily for computer and related systems. Financing cash outflows during the first six months of 2000 resulted from restricted collateral deposits of $1,222 as security for our headquarters building lease. The major factor affecting financing outflows in the comparable 1999 period was a $6,000 reduction of borrowings under our line of credit.

      REVOLVING LINE OF CREDIT - At June 30, 2000, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at June 30, 2000 or at December 31, 1999. The line bears interest at the bank's prime rate (9.50% at June 30, 2000) or, at the Company's option, a rate based on the London Interbank Overnight Rate (6.64% at June 30, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth.

      We believe that our existing cash and cash equivalents, cash generated from operations, and funds available under the bank line of credit will be sufficient to satisfy our currently anticipated working capital needs for the next twelve months. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products, as well as the selling price and costs of these products. Future cash requirements to fund operations may require us to seek additional capital which may not be available when required on terms acceptable to us. To date, inflation has not had a significant effect on our operating results.

      NEW ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which summarizes the SEC's interpretation of applying generally accepted accounting principals to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, the Company does not expect the adoption of SAB No. 101, as amended, to have a material impact on the Company's consolidated financial position or the results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN No. 44 will have a material effect on its financial position or results of operations.

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

      In the first quarter of 2000, we began to move from a two-tier to a single-tier distribution network. This strategy initially occurred in North America and shifted sales from distributors to VARs. As a result, we currently sell our products directly to a network of approximately 85 major VARs. This model allows us to increase our knowledge of our customers and improve end-user customer satisfaction. Although VARs are, in general, not as well financed as distributors, any collection risk we may have will be spread over more accounts.

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

      For the six months ended June 30, 2000 and 1999, sales outside the United States represented approximately 60% and 62% of our net sales, respectively. We expect export sales to continue to represent a significant portion of our sales. All of our products sold in international markets are denominated in U.S. dollars; therefore an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets. International sales and operations may also be subject to risks such as:

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

      IF OUR COMPETITORS PROVE THAT OUR PRODUCTS VIOLATE THEIR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

      From time to time, various competitors, including Hewlett-Packard, have asserted patent rights relevant to our business. We expect that this will continue. We carefully evaluate each assertion relating to our products. If our competitors are successful in establishing that asserted rights have been violated, we could be prohibited from marketing the products that incorporate such rights or be required to obtain a license. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. If our products should be found to infringe upon the intellectual property rights of others, we could be enjoined from further infringement and be liable for any damages. The measures adopted by us for the protection of our intellectual property may not be adequate to protect our interests. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technologies.

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

      The market price of our common stock has fluctuated significantly since our initial public offering in December 1993. We believe factors such as the following could cause further significant volatility in the price of the common stock:

      -     general stock market trends;
      -     adverse results of pending litigation;
      -     announcements of developments related to our business;
      -     fluctuations in our operating results;
      - general conditions in the computer peripheral market or the markets we serve;
      -     general economic conditions;
      - shortfalls in sales or earnings from securities analysts' expectations;
      - announcements of technological innovations, new inkjet products or enhancements by us or our competitors;
      - developments in patents or other intellectual property rights; and developments in our relationships with our customers or suppliers.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands, except percentages)

      Our only financial instruments with market risk exposure are excess cash held in money market funds and, to a lesser extent, domestic revolving line of credit borrowings, of which no amounts were outstanding at June 30, 2000. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we currently maintain a portfolio solely of money market funds.

      Our debt instruments are non-trading in nature and carry interest at the bank's prime rate (9.50% at June 30, 2000) or, at our option, a rate based on the London Interbank Overnight Rate (6.64% at June 30, 2000) plus 2.25%. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

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

      Our sales offices in France, Germany, the United Kingdom, China and Japan incur costs which are denominated in local currencies. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first half of 2000 was not material.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

      In November 1998, a class-action lawsuit was filed against us in the U.S. District Court for the District of Colorado, alleging anti-trust violations pertaining to our sales of a specified printer product. Class members seek damages caused by the allegedly faulty ink, including the cost of the ink, the cost of third-party replacement ink, and damage to printing projects caused by the ink. Discovery is in progress. The outcome of this lawsuit cannot be determined, however, we believe that the claims are without merit. We intend to vigorously defend against such claims. No amounts have been reported in the financial statements for any losses that may result from this lawsuit.

      In April 2000, we executed a settlement and patent cross-license agreement with Hewlett-Packard whereby all pending litigation between the two companies has been terminated. Included under this agreement was a lawsuit filed against us by Hewlett-Packard in February 1998, alleging that some of our products infringed two of their patents, and a lawsuit filed by us against Hewlett-Packard in January of 1999, alleging sales of competitive products below cost in violation of the California Unfair Trade Practices Act.

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

         10.1     Credit Agreement between Sanwa Bank California and the
                  Company.

       + 10.2 Settlement and Patent Cross-License Agreement between Hewlett-Packard Company and the Company.

         27.1     Financial Data Schedule.


     -----------------------

(1) Filed as an exhibit to Registrant's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Registration Statement on Form 8-A12G/A (No. 000-23034) and incorporated herein by reference.

+ Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Securities and Exchange Commission Rule 24b-2.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000

                                   ENCAD, Inc.
                                  (Registrant)



                                   /s/ Todd W. Schmidt
                                   -----------------------------------------
                                   (Todd W. Schmidt)
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)