Form 10-Q
period 2000-09-30
ENCAD INC
filed 2000-11-14
CIK 913599

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                 For the fiscal quarter ended September 30, 2000

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

The number of shares outstanding of the registrant's Common Stock as of October 31, 2000, was 11,686,035.

ENCAD, INC.

INDEX


                                                                                                        PAGE
PART I - FINANCIAL INFORMATION


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                    September 30, 2000 and December 31, 1999..............................................1

                  Consolidated Statements of Operations for the
                    three and nine months ended September 30, 2000 and 1999...............................2

                  Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 2000 and 1999.........................................3

                  Notes to Consolidated Financial Statements..............................................4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...................................................6

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK..........................................................................13


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS......................................................................14

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................14

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES........................................................14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................14

ITEM 5.           OTHER INFORMATION......................................................................15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................................15

SIGNATURES...............................................................................................16


PART I. - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)                                   SEPTEMBER 30,          December 31,
                                                                            2000                   1999
                                                                     --------------------   -------------------
                                                                         (UNAUDITED)              (Note)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $       18,505         $      3,953
     Accounts receivable - net                                                  13,331               30,546
     Income taxes receivable                                                         -                  281
     Inventories                                                                15,590               11,992
     Deferred income taxes                                                       1,201                4,004
     Prepaid expenses                                                            1,004                1,018
                                                                     --------------------   -------------------
            Total current assets                                                49,631               51,794

PROPERTY - NET                                                                   7,176               14,264
RESTRICTED CASH                                                                  1,222                    -
OTHER ASSETS                                                                     2,072                2,421
                                                                     --------------------   -------------------
TOTAL ASSETS                                                            $       60,101         $     68,479
                                                                     ====================   ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $        7,104         $      7,882
     Accrued expenses and other liabilities                                      8,187                8,090
                                                                     --------------------   -------------------
            Total current liabilities                                           15,291               15,972
                                                                     --------------------   -------------------

OTHER LIABILITIES                                                                6,441                1,263

STOCKHOLDERS' EQUITY:
     Preferred stock - $.001 par value; 5,000 shares authorized,
         Series A Junior Participating Preferred Stock - no shares
         issued and outstanding                                                      -                    -

     Common stock, par value - $.001 per share, 60,000 shares
         authorized, 11,868 and 11,780 shares issued and
         outstanding at September 30, 2000 and December 31, 1999                    12                   12

     Additional paid -in capital                                                19,612               19,341
     Accumulated earnings                                                       18,745               31,891
                                                                     --------------------   -------------------
            Total stockholders' equity                                          38,369               51,244
                                                                     --------------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       60,101         $     68,479
                                                                     ====================   ===================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share data)


                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                  --------------------------------  -------------------------------
                                                       2000             1999            2000             1999
                                                  ----------------  --------------  --------------   --------------
NET SALES                                           $    18,285       $   27,022      $   67,775       $   85,257
COST OF SALES                                            12,422           15,102          41,325           48,129
                                                  ----------------  --------------  --------------   --------------
GROSS PROFIT                                              5,863           11,920          26,450           37,128
                                                  ----------------  --------------  --------------   --------------

MARKETING AND SELLING                                     6,533            5,963          19,612           17,338
RESEARCH AND DEVELOPMENT                                  3,277            2,614           8,831            8,874
GENERAL AND ADMINISTRATIVE                                3,395            2,350           9,654            7,963
LITIGATION SETTLEMENT                                     1,500                -           1,500                -
                                                  ----------------  --------------  --------------   --------------
                                                         14,705           10,927          39,597           34,175
                                                  ----------------  --------------  --------------   --------------

(LOSS) INCOME FROM OPERATIONS                            (8,842)             993         (13,147)           2,953
OTHER INCOME                                                195                -             520                -
INTEREST INCOME (EXPENSE) - NET                             243              (28)            543             (197)
                                                  ----------------  --------------  --------------   --------------

(LOSS) INCOME BEFORE INCOME TAXES                        (8,404)             965         (12,084)           2,756
PROVISION FOR INCOME TAXES                                2,035              275           1,062              910
                                                  ----------------  --------------  --------------   --------------
NET (LOSS) INCOME                                   $   (10,439)      $      690      $  (13,146)      $    1,846
                                                  ================  ==============  ==============   ==============

(LOSS) EARNINGS PER SHARE - BASIC                   $     (0.88)      $     0.06      $    (1.11)      $     0.16
                                                  ================  ==============  ==============   ==============

(LOSS) EARNINGS PER SHARE - DILUTED                 $     (0.88)      $     0.06      $    (1.11)      $     0.16
                                                  ================  ==============  ==============   ==============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                             11,846           11,736          11,813           11,689
                                                  ================  ==============  ==============   ==============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING - DILUTED                11,846           12,087          11,813           11,892
                                                  ================  ==============  ==============   ==============


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------------
                                                                                  2000                1999
                                                                            ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                        $    (13,146)       $      1,846
     Adjustments to reconcile net (loss) income to cash provided by operating activities:
          Depreciation and amortization                                              2,123               2,456
          Provision for losses on accounts receivable and inventories                 (173)               (688)
          Tax benefit from exercise of stock options                                     9                  22
          Amortization of deferred gain on sale of headquarters                       (521)                  -
          Changes in assets and liabilities:
              Accounts receivable                                                   16,950                 940
              Inventories                                                           (3,160)              3,665
              Income taxes receivable                                                  281               2,403
              Deferred income taxes                                                  2,803               2,056
              Prepaid expenses and other assets                                        363                (726)
              Accounts payable                                                        (778)             (4,320)
              Accrued expenses and other liabilities                                   324                (119)
                                                                            ------------------  -----------------
                 Cash provided by operating activities                               5,075               7,535
                                                                            ------------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property                                                          (1,518)             (1,629)
     Net proceeds from sale of headquarters                                         11,955                   -
                                                                            ------------------  -----------------
                 Cash provided by (used in) investing activities                    10,437              (1,629)
                                                                            ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of common stock options and sale of stock under
        employee stock purchase plan                                                   262                 520
     Increase in restricted cash                                                    (1,222)                  -
     Net borrowings under line of credit                                                 -              (6,000)
                                                                            ------------------  -----------------
                 Cash used in financing activities                                    (960)             (5,480)
                                                                            ------------------  -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           14,552                 426
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,953                 586
                                                                            ------------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      18,505       $      1,012
                                                                            ==================  =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Net cash received during the period for income taxes                     $      2,242        $      3,416
                                                                            ==================  =================
     Cash paid during the period for interest                                 $         12        $        256
                                                                            ==================  =================


See Notes to Consolidated Financial Statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited (in thousands, except per share data)

1) BASIS OF PRESENTATION - The accompanying consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Annual Report"). The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

      The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three and nine month periods ended September 30, 2000.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2)    INVENTORIES:


                                                                SEPTEMBER 30,       December 31,
                                                                    2000                1999
                                                               ----------------    ---------------
                   Raw materials                               $        6,016      $       6,017
                   Work-in-process                                        149                131
                   Finished goods                                       9,425              5,844
                                                               ----------------    ---------------
                          Total                                $      15,590       $      11,992
                                                               ================    ===============


3) COMPREHENSIVE INCOME - There are no material current differences between net income and comprehensive income, and accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

4) RESTRICTED CASH - At September 30, 2000, the Company had $1,222 of collateral deposits to secure a letter of credit required by the headquarter buildings lease. These deposits are invested in money market funds. The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment. See Note 7.

5) REVOLVING LINE OF CREDIT - At September 30, 2000, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at September 30, 2000 or at December 31, 1999. The line bears interest at the bank's prime rate (9.50% at September 30, 2000) or, at the Company's option, a rate based on the London Interbank Overnight Rate (6.64% at September 30, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth. The Company is currently not in compliance with certain conditions required under the line and is renegotiating a waiver to address the non-compliance issue, however, the Company may be unable to negotiate a waiver on terms acceptable to the Company.

6) EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

      The following table is a reconciliation of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2000 and 1999:


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                ---------------------------- ----------------------------
                                                    2000           1999          2000          1999
                                                -------------- ------------- ------------- --------------
Net (loss) income                                $   (10,439)   $      690    $  (13,146)    $    1,846
                                                -------------- ------------- ------------- --------------
(Loss) earnings per share - basic                $     (0.88)   $     0.06    $    (1.11)    $     0.16
                                                ============== ============= ============= ==============
Basic weighted average common
        shares outstanding                            11,846        11,736        11,813         11,689
Effect of dilutive securities:
        Stock options                                      0           351             0            203
                                                -------------- ------------- ------------- --------------
Diluted weighted average common and
        common equivalent shares outstanding          11,846        12,087        11,813         11,892
                                                -------------- ------------- ------------- --------------
(Loss) earnings per share - diluted              $     (0.88)   $     0.06     $   (1.11)    $     0.16
                                                ============== ============= ============= ==============



7) HEADQUARTER BUILDINGS SALE-LEASEBACK - In January 2000, the Company received net cash proceeds of $11,955 for a transaction in which the Company sold its headquarters buildings and land in San Diego, California and leased the property back for a period of seven years. The leaseback is accounted for as an operating lease. The sale-leaseback resulted in a gain of $5,472 which was deferred and is being amortized to other income over the term of the lease. The lease requires the Company to pay customary operating and maintenance expenses and to observe certain operating restrictions and covenants.

      Future scheduled minimum rental payments required are as follows: 2000 - $305; 2001 - $1,319; 2002 - $1,414; 2003 - $1,465; 2004 - $1,523;
      thereafter - $3,324; total - $10,166.

8) REDUCTION IN THE COMPANY'S WORKFORCE - During the third quarter of 2000, the Company incurred one-time severance related costs of approximately $1,642 as a result of a reduction of the Company's workforce to reflect current and expected business conditions. The severance costs include six officer and 22 middle manager and staff level positions. The severance costs were classified as $753 to general and administrative expense, $619 to sales and marketing expense, $164 to cost of sales, and $106 to research and development expense. These severance costs include payments under the Company's severance policy or, in the case of certain officers, individual severance agreements, related payroll taxes and outplacement expenses. At September 30, 2000, $1,266 remained to be paid, comprised primarily of installment severance payments.

9) LITIGATION SETTLEMENT - In November 1998, a class-action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado, alleging anti-trust violations pertaining to the sale of a specified printer. Class members sought damages caused by allegedly faulty ink used in the printer including the cost of the ink, the cost of third-party replacement ink, and damage to printing projects caused by the allegedly faulty ink. The Company believed the claims were without merit and that it could have successfully defended the lawsuit. Nevertheless, the Company deemed it to be in the best interest of its stockholders and customers to negotiate a settlement and has reached a tentative settlement, in principal, with the attorneys representing the plaintiffs. This tentative settlement must ultimately be agreed to in writing, approved by the Court and approved by the Plaintiff class. While the exact amount of the expense to be incurred by the Company is not certain, a reasonable estimate, based on information currently available, is $1,500. This amount has been recorded as an expense in the third quarter of 2000. No amounts have been recorded for any losses which may result from this lawsuit in the event our settlement efforts are not concluded.

10) RECENT ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes the SEC's interpretation of applying generally accepted accounting principals to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, the Company does not expect the adoption of SAB No. 101, as amended, to have a material impact on the Company's consolidated financial position or the results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25". FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including:
      (a) the definition of employee for purposes of applying Opinion No. 25,
      (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN No. 44 to have a material impact the Company's consolidated financial position or the results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except percentages)

      This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" described below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

      The following table sets forth, as a percentage of net sales, consolidated statements of income data for the periods indicated.


                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                      ---------------------------------    --------------------------------
                                            2000             1999              2000              1999
-----------------------------------------------------------------------    --------------------------------
NET SALES                                     100.0%          100.0%             100.0%            100.0%
COST OF SALES                                  67.9%           55.9%              61.0%             56.5%
-----------------------------------------------------------------------    --------------------------------
GROSS PROFIT                                   32.1%           44.1%              39.0%             43.5%
-----------------------------------------------------------------------    --------------------------------
MARKETING AND SELLING                          35.7%           22.1%              29.0%             20.4%
RESEARCH AND DEVELOPMENT                       18.0%            9.7%              13.0%             10.4%
GENERAL AND ADMINISTRATIVE                     18.6%            8.7%              14.2%              9.3%
LITIGATION SETTLEMENT                           8.2%              -                2.2%                -
-----------------------------------------------------------------------    --------------------------------
(LOSS) INCOME FROM OPERATIONS                 (48.4%)           3.6%             (19.4%)             3.4%
OTHER INCOME                                    1.1%              -                0.8%                -
INTEREST INCOME (EXPENSE) - NET                 1.3%           (0.1%)              0.8%             (0.2%)
-----------------------------------------------------------------------    --------------------------------
(LOSS) INCOME BEFORE INCOME TAXES             (46.0%)           3.5%             (17.8%)             3.2%
PROVISION FOR INCOME TAXES                     11.1%            1.0%               1.6%              1.0%
-----------------------------------------------------------------------    --------------------------------
NET (LOSS) INCOME                             (57.1%)           2.5%             (19.4%)             2.2%
=======================================================================    ================================



RESULTS OF OPERATIONS

      NET SALES - Our net sales for the three and nine month periods ended September 30, 2000 decreased 32% and 21%, respectively, from the same periods of 1999. The decline in third quarter 2000 sales, as compared to the same quarter last year, was due largely to the impact on unit sales and selling prices of the Company's current NovaJet product lines caused by our introduction of the next-generation wide-format inkjet printer, the eight-color NovaJet 850, at a trade show in early September. Demand for the current generation of NovaJet products declined in anticipation of the NovaJet 850, which began shipping in October 2000. During the nine months ended September 30, 2000, the decrease was also affected by lower sales to our European distributors. This decrease was caused partially by the strengthening of the U.S. dollar against many European currencies which, due to the denomination of all our sales in U.S. dollars, causes our products to be more expensive. Also contributing to the decrease for the nine month period was lower sales to our OEM partners, and lower North American distribution sales during the first quarter of 2000 as a result of the switch to a single-tier distribution model in that quarter. During the three and nine month periods ended September 30, 2000, supply sales increased 7% and decreased 1%, respectively, from the same periods of 1999, and accounted for approximately 49% and 39% of net sales during the three and nine month periods ended September 30, 2000, respectively, as compared to 31% during each of the same periods of 1999.

      One customer, Laser Computer Ltd. accounted for 12% and 10% of net sales during the three and nine month periods ended September 30, 2000, respectively, whereas one customer, Tekgraf, Inc., accounted for 13% and 14%, respectively, during the same periods of 1999. Net sales to OEM customers for the three and nine month periods ended September 30, 2000 accounted for 15% and 19% of net sales, respectively, as compared to 14% and 18% during the same periods of 1999. International sales accounted for approximately 60% for both the three and nine month periods ended September 30, 2000, compared to 69% and 64% of net sales for the same periods of 1999.

      REDUCTION IN THE COMPANY'S WORKFORCE - During the third quarter of 2000, the Company incurred one-time severance related costs of approximately $1,642 as a result of a reduction of the Company's workforce to reflect current and expected business conditions. The severance costs include six officer and 22 middle manager and staff level positions. The severance costs were classified as $753 to general and administrative expense, $619 to sales and marketing expense, $164 to cost of sales, and $106 to research and development expense. These severance costs include payments under the Company's severance policy or, in the case of certain officers, individual severance agreements, related payroll taxes and outplacement expenses. At September 30, 2000, $1,266 remained to be paid, comprised primarily of installment severance payments.

      COST OF SALES - Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales stood at 68% and 61% for the three and nine month periods ended September 30, 2000, respectively, as compared to 56% and 57% for the same periods of 1999. This increase was due largely to lower average selling prices for our current generation of NovaJet products, unfavorable manufacturing variances as a result of lower unit volumes manufactured, and the severance costs previously described. Our future success will depend, in part, on our ability to develop and manufacture competitive profitable products and continue to achieve cost reductions for our existing products.

      MARKETING AND SELLING - Marketing and selling expenses were 36% and 29%, respectively, of net sales during the three and nine month periods ended September 30, 2000 compared to 22% and 20% during the same periods of 1999, which represents an increase in absolute dollars of 10% and 13%, respectively. This increase was due primarily to the severance costs previously described, increased travel and entertainment expenditures, increased spending for trade shows and increased labor and related expenses required to support the one tier North American channel. These increases were partially reduced in the third quarter by lower labor and related expense as a result of the workforce reduction.

      RESEARCH AND DEVELOPMENT - Research and development expenses were 18% and 13%, respectively, of net sales for the three and nine month periods ended September 30, 2000 compared to 10% in both of the same periods of 1999. In absolute dollars, 2000 research and development spending increased by 25% and 0% from the three and nine month periods ended September 30, 1999, respectively. The increase in spending during the third quarter is due primarily to a $487 one-time write-off of license fees, tooling and inventory, related to the abandonment of a development project. Also contributing to the increase during the third quarter were the severance costs previously described. Comparing the nine month periods, the one-time expense increases in 2000 were offset by reduced expenses for consulting, relocation, internal product usage, and prototyping and testing of new products during 2000 as compared to 1999.

      GENERAL AND ADMINISTRATIVE - General and administrative expenses were 19% and 14% of net sales during the three and nine month periods ended September 30, 2000, respectively, compared to 9% during each of the same periods of 1999 and increased by 44% and 21% in absolute dollars over the three and nine month periods ended September 30, 1999, respectively. The three month increase was due primarily to the severance costs previously described and increased bad debt expense. For the nine month period the increase is also due to increased legal fees primarily related to the Hewlett-Packard lawsuits which were settled mid-way through the second quarter of 2000.

      LITIGATION SETTLEMENT - In November 1998, a class-action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado, alleging anti-trust violations pertaining to the sale of a specified printer. Class members sought damages caused by allegedly faulty ink used in the printer including the cost of the ink, the cost of third-party replacement ink, and damage to printing projects caused by the allegedly faulty ink. The Company believed the claims were without merit and that it could have successfully defended the lawsuit. Nevertheless, the Company deemed it to be in the best interest of its stockholders and customers to negotiate a settlement and has reached a tentative settlement, in principal, with the attorneys representing the plaintiffs. This tentative settlement must ultimately be agreed to in writing, approved by the Court and approved by the Plaintiff class. While the exact amount of the expense to be incurred by the Company is not certain, a reasonable estimate, based on information currently available, is $1,500. This amount has been recorded as an expense in the third quarter of 2000. No amounts have been recorded for any losses which may result from this lawsuit in the event our settlement efforts are not concluded.

      OTHER INCOME - Other income for the three and nine month periods ended September 30, 2000 was due primarily to the amortization of the deferred gain on the sale of our headquarter buildings.

      INTEREST INCOME (EXPENSE) - NET - Interest income net of interest expense for the three and nine month periods ended September 30, 2000 was $243 and $543, respectively, as compared to interest expense net of interest income of $28 and $197 during the same periods of 1999. Investment of excess cash during the first nine months of 2000 yielded the income as compared to borrowings under our line of credit during the same periods of 1999.

      PROVISION FOR INCOME TAXES - Income tax expense during the three and nine month periods ended September 30, 2000 was $2,035 and $1,062, respectively, compared to $275 and $910 during the same periods of 1999. The recording of income tax expense during the three and nine month periods ended September 30, 2000, instead of a tax benefit that historically accompanies a loss before income taxes, is due to an increase in the valuation allowance against the deferred tax asset. Based upon our history of prior earnings and our current estimates for future years, we deemed that the current benefit, as well as previously recorded income tax benefits, may not be realized. Consequently, the deferred tax asset valuation allowance, which provides for future tax benefits that may not be realized, was increased.

      NET (LOSS) INCOME - The previously described elements caused net loss during the three and nine month periods ended September 30, 2000 to stand at $10,439 and $13,146, respectively, as compared to net income of $690 and $1,846 for the same periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Cash balances increased during the first nine months of 2000 by $14,552 as operating cash inflows of $5,075 and net inflows from investing activities of $10,437 exceeded financing outflows of $960. During the comparable 1999 period, operations provided cash inflows of $7,535, exceeding investing outflows of $1,629 and financing outflows of $5,480. Operations inflows during the 2000 period resulted primarily because the combination of collections on accounts receivable and the decrease in the deferred tax asset exceeded the net loss and increases in inventory. Investing inflows during the first nine months of 2000 principally resulted from the sale-leaseback of our headquarter buildings. Capital expenditures, primarily for computer and related expenses, decreased to $1,518 during the first nine months of 2000, compared with $1,629 in the 1999 period. Financing cash outflows during the first nine months of 2000 were principally the result of a restricted collateral deposit of $1,222 as security for our headquarters building lease

      At September 30, 2000, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at September 30, 2000 or at December 31, 1999. The line bears interest at the bank's prime rate (9.50% at September 30, 2000) or, at the Company's option, a rate based on the London Interbank Overnight Rate (6.64% at September 30, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth. The Company is currently not in compliance with certain conditions required under the line and is renegotiating a waiver to address the non-compliance issue, however, the Company may be unable to negotiate a waiver on terms acceptable to the Company.

      We believe that our existing cash and cash equivalents, cash generated from operations, and funds available under the bank line of credit will be sufficient to satisfy our currently anticipated working capital needs for the next 12 months. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products, as well as the selling price and costs of these products. Future cash requirements to fund operations may require us to seek additional capital which may not be available when required on terms acceptable to us.
To date, inflation has not had a significant effect on our operating results.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which summarizes the SEC's interpretation of applying generally accepted accounting principals to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, the Company does not expect the adoption of SAB No. 101, as amended, to have a material impact on the Company's consolidated financial position or the results of operations.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25". FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN No. 44 to have a material impact on the Company's consolidated financial position or the results of operations.

RISKS AND UNCERTAINTIES

      OUR QUARTERLY OPERATING RESULTS CAN FLUCTUATE SIGNIFICANTLY.

      Our quarterly operating results, including net sales, can fluctuate significantly depending on a number of factors. Any one of these factors could have a material adverse effect on our financial condition or results of operations.
Factors affecting net sales include:

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

      In addition, the availability and cost of components, the timing of expenditures for staffing and related support costs, marketing programs and research and development can have an effect on our operating results. Of course, changes in general economic conditions and currency fluctuations can also affect quarterly performance. We may experience significant quarterly fluctuations in net sales as well as operating expenses as a result of future new product introductions. Our component purchases, production and spending levels are based upon forecast demand for our products. Accordingly, any inaccuracy in forecasting could adversely affect our financial condition and results of operations. Demand for our products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. Quarterly results are not necessarily indicative of future performance for any particular period.

      THE MARKETS IN WHICH WE COMPETE ARE CHARACTERIZED BY SHORT PRODUCT LIFE CYCLES AND REDUCTIONS IN UNIT SELLING PRICES.

      The markets for wide-format printers and related supplies are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. For instance, during the third quarter of 2000 we introduced a new product which adversely affected our net sales as customers delayed their purchase of printers in anticipation of our new product. In addition, our financial condition and results of operations could be adversely affected if we are unable to develop and manufacture new, competitive products in a timely manner. Our future success will depend on our ability to develop and manufacture technologically competitive products, price them competitively, and achieve cost reductions for our existing products. Advances in technology will require increased investment to maintain our market position which could result in increased expenses as compared to historical periods.

      THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING AND WE MAY NOT BE SUCCESSFUL IN COMPETING IN THIS MARKET.

       The markets for our printers and supplies are highly competitive and rapidly changing. Our principal competitor is Hewlett-Packard, which dominates the CAD category of the wide-format inkjet markets and is our principal competition in the graphic arts category. Several new competitors have also entered the market. In addition to direct competition in inkjet printers and related supplies, our products also face competition from other technologies in the wide-format market. The competition to sell ink, media and software products to the customer is also intense. Some of our current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than us. Our ability to compete in the wide-format inkjet market depends on a number of factors within and outside our control, including:

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

      In the first quarter of 2000, we began to move from a two-tier to a single-tier distribution network. This strategy initially occurred in North America and shifted sales from distributors to VARs. As a result, in North America we currently sell our products directly to a network of approximately 85 major VARs. We believe this model allows us to increase our knowledge of our customers and improve end-user customer satisfaction. Although VARs are, in general, not as well financed as distributors, any collection risk we may have is spread over more accounts.

      Actual bad debts may in the future exceed recorded allowances resulting in a material adverse effect on our financial condition or results of operations. In order to prevent inventory write-downs, to the extent that OEM customers do not purchase products as anticipated, we may need to convert such products to make them salable to other customers. Such a conversion would increase product costs and would likely result in a delay in selling such products.

      A SIGNIFICANT PORTION OF OUR NET SALES IS DERIVED FROM SALES TO COUNTRIES OUTSIDE THE UNITED STATES AND FACTORS OUTSIDE OUR CONTROL COULD ADVERSELY AFFECT THOSE SALES.

      For the nine months ended September 30, 2000 and 1999, sales outside the United States represented approximately 60% and 64% of our net sales, respectively. We expect export sales to continue to represent a significant portion of our sales. All of our products sold in international markets are denominated in U.S. dollars; therefore an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets. International sales and operations may also be subject to risks such as:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our only financial instruments with market risk exposure are excess cash held in money market funds and, to the extent utilized, revolving line of credit borrowings, of which no amounts were outstanding at September 30, 2000. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we currently maintain a portfolio solely of money market funds.

      Our revolving line of credit facility is non-trading in nature and carries interest at the bank's prime rate (9.50% at September 30, 2000) or, at our option, a rate based on the London Interbank Overnight Rate (6.64% at September 30, 2000) plus 1.25%. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

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

      Our sales offices in France, Germany, the United Kingdom, China and Japan incur costs which are denominated in local currencies. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first nine months of 2000 was not material.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

      In November 1998, a class-action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado, alleging anti-trust violations pertaining to the sale of a specified printer. Class members sought damages caused by allegedly faulty ink used in the printer including the cost of the ink, the cost of third-party replacement ink, and damage to printing projects caused by the allegedly faulty ink. The Company believed the claims were without merit and that it could have successfully defended the lawsuit. Nevertheless, the Company deemed it to be in the best interest of its stockholders and customers to negotiate a settlement and has reached a tentative settlement, in principal, with the attorneys representing the plaintiffs. This tentative settlement must ultimately be agreed to in writing, approved by the Court and approved by the Plaintiff class. While the exact amount of the expense to be incurred by the Company is not certain, a reasonable estimate, based on information currently available, is $1,500. This amount has been recorded as an expense in the third quarter of 2000. No amounts have been recorded for any losses which may result from this lawsuit in the event our settlement efforts are not concluded.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 2000 Annual Meeting of Stockholders was held on July 20, 2000, in San Diego, California, for the following purposes:

1. The following six directors were elected to serve a one-year term that will expire at the Company's 2001 Annual Meeting of Stockholders:


                                                                FOR                         WITHHELD
                                                                ---                         --------
           Robert V. Adams                                   10,164,463                    1,002,039
           Craig S. Andrews                                  10,265,481                      901,021
           Ronald J. Hall                                    10,264,703                      901,799
           Howard L. Jenkins                                 10,264,703                      901,799
           David A. Purcell                                  10,249,569                      916,933
           Charles E. Volpe                                  10,263,778                      902,724


2. The stockholders did not ratify or approve an amendment to the 1999 Stock Option/Stock Issuance Plan to increase the number of shares reserved for issuance thereunder by an additional 750,000 shares. The total number of votes cast for and against were 2,355,594 and 3,210,427, respectively, with 42,649 abstentions and 5,557,832 broker non-votes.

3. The stockholders did not ratify or approve an amendment to the 1999 Stock Option/Stock Issuance Plan to provide for automatic annual increases in the number of shares for issuance thereunder. The total number of votes cast for and against were 2,320,965 and 3,243,405, respectively, with 42,649 abstentions and 5,557,832 broker non-votes.

4. The stockholders ratified and approved an amendment to the 1993 Employee Stock Purchase Plan and the reservation of an additional 200,000 shares authorized to be purchased thereunder. The total number of votes cast for and against were 3,112,772 and 2,454,529, respectively, with 41,369 abstentions and 5,557,832 broker non-votes.

5. The stockholders did not ratify or approve an amendment to the 1993 Stock Purchase Plan to provide for automatic annual increases in the number of shares to be purchased thereunder. The total number of votes cast for and against were 2,490,360 and 3,072,626, respectively, with 45,684 abstentions and 5,557,832 broker non-votes.

6. The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000. The total number of votes cast for and against were 9,192,908, and 1,939,477,629, respectively, with 34,117 abstentions.

ITEM 5.   OTHER INFORMATION

      Not applicable

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

      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000

                                  ENCAD, Inc.
                                 (Registrant)





                                  /s/ Todd W. Schmidt
                                  ----------------------------------------------
                                  (Todd W. Schmidt)
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)