Form 10-Q/A
period 2000-03-31
ENCAD INC
filed 2001-03-09
CIK 913599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

ENCAD, INC.

INDEX


                                                                                                   PAGE
PART I - FINANCIAL INFORMATION


INTRODUCTION.........................................................................................2

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                    March 31, 2000 (as restated) and December 31, 1999...............................3

                  Consolidated Statements of Operations for the
                    three months ended March 31, 2000 (as restated) and 1999.........................4

                  Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2000 (as restated) and 1999.........................5

                  Notes to Consolidated Financial Statements.........................................6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..............................................9

SIGNATURES..........................................................................................16


PART I. - FINANCIAL INFORMATION


Introduction


The purpose of this form 10-Q/A is to restate the Company's first quarter 2000 financial information to reflect the restatement of the Company's financial information, included in Item 1, as discussed in Note 9 thereto and Item 2.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 2000 first quarter Form 10-Q which has been affected by the restatement. In order to preserve the nature and character of the disclosures originally set forth in the 2000 first quarter 10-Q filed on May 11, 2000, this form 10Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures in any way, except as required to reflect the effects of the restatement.

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)                                     MARCH 31, 2000       December 31, 1999
                                                                           As Restated -
                                                                            See Note 9
                                                                        --------------------  ---------------------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                           $       15,658        $        3,953
       Accounts receivable - net                                                   25,240                30,546
       Inventories                                                                 13,755                11,992
       Income taxes receivable                                                          -                   281
       Deferred income taxes                                                        5,221                 4,004
       Prepaid expenses                                                             1,535                 1,018
                                                                        --------------------  ---------------------
            Total current assets                                                   61,409                51,794

PROPERTY - NET                                                                     14,251                14,264
RESTRICTED CASH                                                                     1,231                    -
OTHER ASSETS                                                                        3,871                 2,421
                                                                        --------------------  ---------------------
TOTAL ASSETS                                                               $       80,762        $       68,479
                                                                        ====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                    $        8,777        $        7,882
       Accrued expenses and other liabilities                                       8,885                 8,090
       Current portion of financing obligation                                        479                     -
                                                                        --------------------  ---------------------
            Total current liabilities                                              18,141                15,972
                                                                        --------------------  ---------------------

LONG TERM PORTION OF FINANCING OBLIGATION                                          11,578                     -
OTHER LIABILITIES                                                                   2,090                 1,263

STOCKHOLDERS' EQUITY:
       Preferred stock, par value - $.001 per share, 5,000 shares authorized, Series A Junior Participating Preferred Stock -
           no shares issued and outstanding                                             -                     -

       Common stock, par value - $.001 per share, 60,000 shares
           authorized, 11,811 and 11,780 shares issued and
           outstanding at March 31, 2000 and December 31, 1999                         12                    12
       Additional paid -in capital                                                 19,477                19,341
       Accumulated earnings                                                        29,464                31,891
                                                                        --------------------  ---------------------
            Total stockholders' equity                                             48,953                51,244
                                                                        --------------------  ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       80,762        $       68,479
                                                                        ====================  =====================


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share data)
                                                                             THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------------
                                                                             2000                   1999
                                                                         As Restated -
                                                                          See Note 9
                                                                       -----------------     --------------------
NET SALES                                                                 $     22,805           $      28,982
COST OF SALES                                                                   13,317                  16,579
                                                                       -----------------     --------------------
GROSS PROFIT                                                                     9,488                  12,403
                                                                       -----------------     --------------------

MARKETING AND SELLING                                                            6,363                   5,722
RESEARCH AND DEVELOPMENT                                                         3,127                   2,932
GENERAL AND ADMINISTRATIVE                                                       3,314                   3,091
                                                                       -----------------     --------------------
                                                                                12,804                  11,745
                                                                       -----------------     --------------------

(LOSS) INCOME FROM OPERATIONS                                                   (3,316)                    658
INTEREST EXPENSE                                                                   (79)                   (122)
INTEREST INCOME                                                                    166                       4
                                                                       -----------------     --------------------

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION                             (3,229)                    540
INCOME TAX (BENEFIT) PROVISION                                                    (802)                    191
                                                                       -----------------     --------------------
NET (LOSS) INCOME                                                         $     (2,427)          $         349
                                                                       =================     ====================

(LOSS) EARNINGS PER SHARE - BASIC                                         $      (0.21)          $        0.03
                                                                       =================     ====================

(LOSS) EARNINGS PER SHARE - DILUTED                                       $      (0.21)          $        0.03
                                                                       =================     ====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                              11,783                  11,636
                                                                       =================     ====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                            11,783                  11,725
                                                                       =================     ====================


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                    2000                 1999
                                                                                As Restated -
                                                                                 See Note 9
                                                                              ------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                           $     (2,427)        $        349
     Adjustments to reconcile net income to cash provided by operating activities:
               Depreciation and amortization                                              766                  821
               Provision for losses on accounts receivable and inventories               (433)                  29
               Tax benefit from exercise of stock options                                   3                   -
               Changes in assets and liabilities:
                    Accounts receivable                                                 5,301                1,330
                    Inventories                                                        (1,325)                 950
                    Income taxes receivable                                               281                2,403
                    Deferred income taxes                                              (1,217)                 356
                    Prepaid expenses and other assets                                  (1,967)                (363)
                    Accounts payable                                                      895               (2,099)
                    Accrued expenses and other liabilities                              1,622                1,257
                                                                              ------------------    ----------------
                        Cash provided by operating activities                           1,499                5,033
                                                                              ------------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property                                                               (753)                (695)
                                                                              ------------------    ----------------
                        Cash used in investing activities                                (753)                (695)
                                                                              ------------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of common stock options and sale of stock under employee stock
           purchase plan                                                                  133                  111
     Increase in restricted cash                                                       (1,231)                  -
     Additions to financing obligation                                                 12,200                   -
     Payments on financing obligation                                                    (143)                  -
     Net borrowings under line of credit                                                   -                (3,500)
                                                                              ------------------    ----------------
                        Cash provided by (used in) financing activities                10,959               (3,389)
                                                                              ------------------    ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              11,705                  949
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        3,953                  586
                                                                              ------------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     15,658         $      1,535
                                                                              ==================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Net cash received during the period for income taxes                        $      2,346         $      3,416
     Cash paid during the period for interest                                    $         79         $        117


See Notes to Consolidated Financial Statements.

ENCAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited (in thousands, except per share data) (as restated)

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

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

4) RESTRICTED CASH - At March 31, 2000, the Company had a $1,222 collateral deposit to secure a letter of credit required by the headquarters property lease. This deposit is invested in money market funds. The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment. See Note 8.

5) REVOLVING LINE OF CREDIT - At March 31, 2000, the Company had available a $15,000 revolving line of credit which expired in April 2000, at which time it was replaced as described below. The line bore interest at the bank's prime rate (9.00% at March 31, 2000) or, at the Company's option, a rate based on the London Interbank Offered Rate (6.29% at March 31, 2000) plus 2.25% on outstanding balances. The Company paid a commitment fee on the unused portion of the line. The line was secured by specified assets with a borrowing base limited to eligible accounts receivable and inventory. In addition, the availability of the line was subject to maintaining financial covenants including working capital and tangible net worth ratios. No amounts were outstanding under the line of credit at March 31, 2000 or December 31, 1999.

     On April 26, 2000 the Company signed an agreement with a different bank which provides for a $15,000 revolving line of credit through April 2002. The line bears interest at the bank's prime rate (9.00% at April 26, 2000) or, at the Company's option, a rate based on the London Interbank Offered Rate (6.38% at April 26, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth ratios.


6) EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus all dilutive potential common shares that were outstanding for the period.

     The following table is a reconciliation of the basic and diluted earnings per share computations for the three month periods ended March 31, 2000 and 1999:


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          --------------------------
                                                                              2000          1999
                                                                          ------------   -----------
                   Net (loss) income                                      $    (2,427)   $      349
                                                                          ------------   -----------
                   (Loss) earnings per share - basic                      $      (.21)   $     0.03
                                                                          ============   ===========
                   Basic weighted average common
                       shares outstanding
                                                                               11,783        11,636
                   Effect of dilutive securities:
                       Stock options
                                                                                    -            89
                                                                          ------------   -----------
                   Diluted weighted average number of
                         common shares plus all dilutive
                         potential common shares that were
                         outstanding for the period                            11,783        11,725
                                                                          ------------   -----------
                   (Loss) earnings per share - diluted                    $      (.21)   $     0.03
                                                                          ============   ===========


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

8) FINANCING OBLIGATION - In January 2000, the Company received net cash proceeds of $11,955 for a transaction in which the Company sold its headquarters buildings and land in San Diego, California and leased the property back for a period of seven years. The lease requires the Company to maintain a letter of credit secured by a cash deposit of $1,222. The lease also requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.

The following is a schedule by year of future minimum payments under the financing obligation, together with the present value of the net minimum payments for the years ending December 31:


                    2000                                                $       917
                    2001                                                      1,319
                    2002                                                      1,414
                    2003                                                      1,465
                    2004                                                      1,523
                    Thereafter                                                9,423
                                                                        --------------
                    Total minimum payments                                   16,061
                    Amount representing interest                             (4,004)
                                                                        --------------
                    Present value of net minimum payments                    12,057
                    Less: Current portion of financing obligation              (479)
                                                                        --------------
                    Long term portion of financing obligation           $    11,578
                                                                        ==============


     Of the $9,423 amount due after 2004, $6,099 represents the residual value of the property and the deferred gain on its sale.

9) RESTATEMENT - Subsequent to the issuance of the Company's report on Form 10Q for the quarter ended March 31, 2000, the Company's management determined that because of the Company's continuing involvement on the buyer-lessor's behalf in the form of a letter of credit secured by a cash deposit of $1,222, the recording of the sale-leaseback transaction to reflect the disposition of the Company's headquarters in January, 2000, should have been accounted for as a financing arrangement. As such, the Company should have recorded the sale proceeds of $12,200 as a liability, not recorded a deferred gain of $5,472 on the sale of the property, and continued to report the buildings, land and building improvements, with a net book value on the date of the transaction of $6,483 as assets and continued to depreciate the property. Rent payments, exclusive of an interest portion, should have decreased the financing obligation with a portion of the rent payments being recorded as interest expense. A summary of the significant effects of the restatement is as follows:


                                                                                     MARCH 31, 2000
                                                                        ------------------------------------------
                                                                           As Previously
CONSOLIDATED BALANCE SHEETS                                                  Reported             As Restated
                                                                        --------------------  --------------------
Property - net                                                          $           7,808     $          14,251
Other assets                                                                        3,631                 3,871
Total Assets                                                                       74,079                80,762

Current portion of financing obligation                                                 -                   479
Long term portion of financing obligation                                               -                11,578
Other liabilities                                                                   7,432                 2,090
Total stockholders' equity                                                         48,985                48,953
Total Liabilities and Stockholders' Equity                                         74,079                80,762



                                                                          THREE MONTHS ENDED MARCH 31, 2000
                                                                      -------------------------------------------
                                                                        As Previously
CONSOLIDATED STATEMENTS OF OPERATIONS                                      Reported              As Restated
                                                                       -----------------     --------------------
Gross profit                                                              $      9,445           $       9,488
Loss from operations                                                            (3,475)                 (3,316)
Other income                                                                       130                       -
Interest expense                                                                   (18)                    (79)
Net loss                                                                        (2,395)                 (2,427)

Loss per share - basic                                                    $      (0.20)          $       (0.21)

Loss per share - diluted                                                         (0.20)                  (0.21)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in thousands, except percentages) (as restated)


     The Company's financial statements as of and for the three month period ended March 31, 2000 have been restated. See Note 9 in the accompanying financial statements for further discussion. The information included in the following discussion reflects the effects of this restatement.


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


     The following table sets forth, as a percentage of net sales, certain consolidated statements of income data for the periods indicated.


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------
                                                                  2000                     1999
           -------------------------------------------------------------------------------------------
           Net sales                                                     100.0%             100.0%
           Cost of sales                                                  58.4%              57.2%
           -------------------------------------------------------------------------------------------
           Gross profit                                                   41.6%              42.8%
           -------------------------------------------------------------------------------------------
           Marketing and selling                                          27.9%              19.7%
           Research and development                                       13.7%              10.1%
           General and administrative                                     14.5%              10.7%
           -------------------------------------------------------------------------------------------
           (Loss) income from operations                                 (14.5%)              2.3%
           Interest expense                                               (0.4%)             (0.4%)
           Interest income                                                 0.7%                 -
           -------------------------------------------------------------------------------------------
           (Loss) income before income tax (benefit) provision           (14.2%)              1.9%
           Income tax (benefit) provision                                 (3.5%)              0.7%
           -------------------------------------------------------------------------------------------
           Net (loss) income                                             (10.7%)              1.2%
           -------------------------------------------------------------------------------------------


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

     COST OF SALES - Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products. Cost of sales as a percentage of net sales increased to 58% during the first quarter of 2000 up from 57% during the same period of 1999, causing a comparable decrease in gross profit margin percentages. This increase was due largely to a higher percentage of sales of lower margin older generation products as well as lower average selling prices for our newer products. Our future success will depend, in part, on our ability to develop and manufacture competitive higher margin products and continue to achieve cost reductions for our existing products.

     MARKETING AND SELLING - Marketing and selling expenses were 28% of net sales during the first quarter of 2000 compared to 20% during the same period of 1999 and increased by 11% in absolute dollars from the first quarter of 1999. The increases as a percentage of sales and in absolute dollars were due to an increase in labor and related expenses primarily as a result of the transition of the North American distribution channel from two-tier to one-tier. We intend to restructure our sales and marketing organization to provide additional support for this new channel model.

     RESEARCH AND DEVELOPMENT - Research and development spending during the first quarter of 2000 grew by 7% in absolute dollars over the same period of 1999, and increased as a percentage of sales from 10% during the first quarter of 1999 to 14% during the first quarter of 2000. The increase in spending was driven by new product development. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products and consequently expect that 2000 research and development expenses will continue to increase in absolute dollars over 1999.

     GENERAL AND ADMINISTRATIVE - General and administrative expenses were 15% of net sales during the first quarter of 2000 compared to 11% during the same period of 1999 and increased by 7% in absolute dollars over the first quarter of 1999. This increase was due largely to increased legal fees related primarily to the litigation in which we are currently engaged.

     INTEREST EXPENSE - Interest expense for the first quarter of 2000 was $79 as compared to $122 during the same period of 1999. The decline was the result of a reduction in borrowings on the line of credit combined with an increase in imputed interest on our financing obligation.

     INTEREST INCOME - Interest income for the first quarter of 2000 was $166 as compared to $4 during the same period of 1999. Investment of excess cash yielded the additional interest income.

     INCOME TAX (BENEFIT) PROVISION - The effective income tax rate for the first quarter of 2000, based on annual projections for the year, was 25% compared to 35% for the same quarter of 1999. The decrease in the effective tax rate is due primarily to a benefit received in 2000 which resulted from an adjustment of prior estimates of the foreign sales corporation benefit, caused by filing the tax returns, and other book to tax differences from prior tax years.

     NET (LOSS) INCOME - The previously described elements caused net loss during the first quarter of 2000 to stand at $2,427 compared to a net income of $349 during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash balances increased during the first quarter of 2000 by $11,705 as operating cash inflows of $1,499 and net inflows from financing activities of $10,959 exceeded investing outflows of $753. During the comparable 1999 period, operations provided cash inflows of $5,033, exceeding investing outflows of $695 and financing outflows of $3,389. Operations inflows during the 2000 period resulted primarily from cash collections exceeding the net loss offset by increases in inventory and prepaid expenses and other assets. Investing outflows during the first quarter of 2000 principally resulted from capital expenditures of $753 during the first quarter of 2000, compared with $695 in the 1999 period, primarily for computer and related systems. Financing cash inflows during the first quarter of 2000 resulted from the financing obligation related to the sale and subsequent leaseback of our headquarters property for net proceeds of $11,955, offset by an increase in restricted collateral deposits of $1,222 as security for our headquarters property lease. The major factor affecting financing outflows in the comparable 1999 period was a $3,500 reduction of borrowings under our line of credit.

     At March 31, 2000, the Company had available a $15,000 revolving line of credit which expired in April 2000, at which time it was replaced as described below. The line bore interest at the bank's prime rate (9.00% at March 31, 2000) or at the Company's option, a rate based on the London Interbank Offered Rate (6.29% at March 31, 2000) plus 2.25% on outstanding balances. The Company paid a commitment fee on the unused portion of the line. The line was secured by specified assets with a borrowing base limited to eligible accounts receivable and inventory. In addition, the availability of the line was subject to maintaining financial covenants including working capital and tangible net worth ratios. No amounts were outstanding under the line of credit at March 31, 2000 or December 31, 1999.

     On April 26, 2000 the Company signed an agreement with a different bank which provides for a $15,000 revolving line of credit through April 2002. The line bears interest at the bank's prime rate (9.00% at April 26, 2000) or at the Company's option, a rate based on the London Interbank Offered Rate (6.38% at April 26, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth ratios.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2001

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