Form 10-Q/A
period 2000-06-30
ENCAD INC
filed 2001-03-09
CIK 913599

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

ENCAD, INC.

INDEX


                                                                                                        PAGE
PART I - FINANCIAL INFORMATION


INTRODUCTION..............................................................................................2

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                    June 30, 2000 (as restated) and December 31, 1999.....................................3

                  Consolidated Statements of Operations for the
                    three and six months ended June 30, 2000 (as restated) and 1999.......................4

                  Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2000 (as restated) and 1999.................................5

                  Notes to Consolidated Financial Statements..............................................6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...................................................9



SIGNATURES...............................................................................................15


PART I. - FINANCIAL INFORMATION


Introduction


The purpose of this form 10-Q/A is to restate the Company's second quarter 2000 financial information to reflect the restatement of the Company's financial information, included in Item 1, as discussed in Note 10 thereto and Item 2.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 2000 second quarter Form 10-Q which has been affected by the restatement. In order to preserve the nature and character of the disclosures originally set forth in the 2000 second quarter 10-Q filed on August 14, 2000, this form 10Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures in any way, except as required to reflect the effects of the restatement.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)                                   JUNE 30, 2000         December 31, 1999
                                                                        As Restated-
                                                                         See Note 10
                                                                     --------------------   ----------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $       15,457         $      3,953
     Accounts receivable - net                                                  23,094               30,546
     Income taxes receivable                                                         -                  281
     Inventories                                                                13,866               11,992
     Deferred income taxes                                                       5,163                4,004
     Prepaid expenses                                                            1,644                1,018
                                                                     --------------------   ----------------------
            Total current assets                                                59,224               51,794

PROPERTY - NET                                                                  13,746               14,264
RESTRICTED CASH                                                                  1,222                    -
OTHER ASSETS                                                                     3,027                2,421
                                                                     --------------------   ----------------------
TOTAL ASSETS                                                            $       77,219         $     68,479
                                                                     ====================   ======================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $        7,881         $      7,882
     Accrued expenses and other liabilities                                      7,276                8,090
     Current portion of financing obligation                                       512                    -
                                                                     --------------------   ----------------------
            Total current liabilities                                           15,669               15,972
                                                                     --------------------   ----------------------

LONG TERM PORTION OF  FINANCING OBLIGATION                                      11,420                    -
OTHER LIABILITIES                                                                1,534                1,263

STOCKHOLDERS' EQUITY:
      Preferred stock, par value - $.001 per share,  5,000 shares authorized, Series A Junior Participating Preferred Stock -
         no shares issued and outstanding                                            -                    -

     Common stock, par value - $.001 per share, 60,000 shares
         authorized, 11,846 and 11,780 shares issued and
         outstanding at June 30, 2000 and December 31, 1999                         12                   12
     Additional paid -in capital                                                19,569               19,341
     Accumulated earnings                                                       29,015               31,891
                                                                     --------------------   ----------------------
            Total stockholders' equity                                          48,596               51,244
                                                                     --------------------   ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       77,219         $     68,479
                                                                     ====================   ======================


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share data)
                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  --------------------------------  -------------------------------
                                                       2000             1999            2000             1999
                                                   As Restated-                     As Restated-
                                                    See Note 10                      See Note 10
                                                  ----------------  --------------  --------------   --------------
NET SALES                                           $    26,685       $   29,253      $   49,490       $   58,235
COST OF SALES                                            15,480           16,448          28,797           33,027
                                                  ----------------  --------------  --------------   --------------
GROSS PROFIT                                             11,205           12,805          20,693           25,208
                                                  ----------------  --------------  --------------   --------------

MARKETING AND SELLING                                     6,596            5,653          12,959           11,375
RESEARCH AND DEVELOPMENT                                  2,308            3,328           5,435            6,260
GENERAL AND ADMINISTRATIVE                                2,893            2,522           6,207            5,613
                                                  ----------------  --------------  --------------   --------------
                                                         11,797           11,503          24,601           23,248
                                                  ----------------  --------------  --------------   --------------

(LOSS) INCOME FROM OPERATIONS                              (592)           1,302          (3,908)           1,960
INTEREST EXPENSE                                           (196)             (57)           (276)            (180)
INTEREST INCOME                                             168                6             335               11
                                                  ----------------  --------------  --------------   --------------

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT)
PROVISION                                                  (620)           1,251          (3,849)           1,791
INCOME TAX (BENEFIT) PROVISION                             (171)             444            (973)             635
                                                  ----------------  --------------  --------------   --------------
NET (LOSS) INCOME                                   $      (449)      $      807      $   (2,876)      $    1,156
                                                  ================  ==============  ==============   ==============

(LOSS) EARNINGS PER SHARE - BASIC                   $     (0.04)      $     0.07      $    (0.24)      $     0.10
                                                  ================  ==============  ==============   ==============

(LOSS) EARNINGS PER SHARE - DILUTED                 $     (0.04)      $     0.07      $    (0.24)      $     0.10
                                                  ================  ==============  ==============   ==============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                             11,811           11,694          11,797           11,665
                                                  ================  ==============  ==============   ==============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING - DILUTED                            11,811           11,954          11,797           11,811
                                                  ================  ==============  ==============   ==============


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)
                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------------
                                                                                   2000               1999
                                                                               As Restated-
                                                                                See Note 10
                                                                              ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                          $     (2,876)      $      1,156
     Adjustments to reconcile net (loss) income to cash provided by operating activities:
          Depreciation and amortization                                                1,534             1,649
          Provision for losses on accounts receivable and inventories                   (425)             (144)
          Tax benefit from exercise of stock options                                       6                16
          Changes in assets and liabilities:
              Accounts receivable                                                      7,439             2,972
              Income taxes receivable                                                    281             2,403
              Inventories                                                             (1,436)            2,974
              Deferred income taxes                                                   (1,159)            1,305
              Prepaid expenses and other assets                                       (1,232)             (288)
              Accounts payable                                                            (1)           (3,335)
              Accrued expenses and other liabilities                                    (543)              747
                                                                              ----------------  -----------------
                 Cash provided by operating activities                                 1,588             9,455
                                                                              ----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property                                                            (1,016)           (1,171)
                                                                              ----------------  -----------------
                 Cash used in investing activities                                    (1,016)           (1,171)
                                                                              ----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of common stock options and sale of stock under
        Employee stock purchase plan                                                     222               391
     Increase in restricted cash                                                      (1,222)                -
     Additions to financing obligation                                                12,200                 -
     Payments on financing obligation                                                   (268)                -
     Net borrowings under line of credit                                                   -            (6,000)
                                                                              ----------------  -----------------
                 Cash provided by (used in) financing activities                      10,932            (5,609)
                                                                              ----------------  -----------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                            11,504             2,675
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       3,953               586
                                                                              ----------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     15,457     $       3,261
                                                                              ================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash received during the period for income taxes - net                     $      2,118     $       3,416
     Cash paid during the period for interest                                   $        276     $         210


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

2)    INVENTORIES:


                                                                  JUNE 30,          December 31,
                                                                    2000                1999
                                                               ----------------    ----------------
                   Raw materials                               $        5,450      $       6,017
                   Work-in-process                                         18                131
                   Finished goods                                       8,398              5,844
                                                               ----------------    ----------------
                          Total                                $       13,866      $      11,992
                                                               ================    ================


3) COMPREHENSIVE INCOME - There are no material current differences between net income and comprehensive income, and accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

4) RESTRICTED CASH - At June 30, 2000, the Company had a $1,222 collateral deposit to secure a letter of credit required by the headquarters property lease. This deposit is invested in money market funds. The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment. See Note 7.

5) REVOLVING LINE OF CREDIT - At June 30, 2000, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at June 30, 2000 or at December 31, 1999. The line bears interest at the bank's prime rate (9.50% at June 30, 2000) or, at the Company's option, a rate based on the London Interbank Offered Rate (6.64% at June 30, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth.

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

      The following table is a reconciliation of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2000 and 1999:


                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                  ------------------------- --------------------------
                                                     2000         1999         2000         1999
                                                  ------------ ------------ ----------- --------------
Net (loss) income                                  $    (449)   $     807    $  (2,876)  $      1,156
                                                  ------------ ------------ ----------- --------------
(Loss) earnings per share - basic                  $   (0.04)   $    0.07    $   (0.24)  $       0.10
                                                  ============ ============ =========== ==============
Basic weighted average common
        shares outstanding                            11,811       11,694       11,797         11,665
Effect of dilutive securities:
        Stock options                                      -          260            -            146
                                                  ------------ ------------ ----------- --------------
Diluted weighted average number of
      common shares plus all dilutive potential
      common shares that were outstanding for
      the period                                      11,811       11,954       11,797         11,811
                                                  ------------ ------------ ----------- --------------
(Loss) earnings per share - diluted                $   (0.04)   $    0.07    $   (0.24)  $       0.10
                                                  ============ ============ =========== ==============


7) FINANCING OBLIGATION - In January 2000, the Company received net cash proceeds of $11,955 for a transaction in which the Company sold its headquarters buildings and land in San Diego, California and leased the property back for a period of seven years. The lease requires the Company to maintain a letter of credit secured by a cash deposit of $1,222. The lease also requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.


      The following is a schedule by year of future minimum payments under the financing obligation, together with the present value of the net minimum payments for the years ending December 31:


                    2000                                                        $       611
                    2001                                                              1,319
                    2002                                                              1,414
                    2003                                                              1,465
                    2004                                                              1,523
                    Thereafter                                                        9,423
                                                                                ------------
                    Total minimum payments                                           15,755
                    Amount representing interest                                     (3,823)
                                                                                ------------
                    Present value of net minimum payments                            11,932
                    Less: Current portion of financing obligation                      (512)
                                                                                ------------
                    Long term portion of financing obligation                    $   11,420
                                                                                ============


      Of the $9,423 amount due after 2004, $6,099 represents the residual value of the property and the deferred gain on its sale.

8) SUBSEQUENT EVENT - In July 2000, an officer of the Company left under a severance agreement and release. Under the agreement, the Company is obligated to pay this officer a monthly salary of $35 plus certain benefits for a period of 12 months after termination.

9) RECENT ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, the Company does not expect the adoption of SAB No. 101, as amended, to have a material impact on the Company's consolidated financial position or the results of operations.


      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN No. 44 will have a material effect on its financial position or results of operations.


10) RESTATEMENT - Subsequent to the issuance of the Company's report on Form 10Q for the quarter ended June 30, 2000, the Company's management determined that because of the Company's continuing involvement on the buyer-lessor's behalf in the form of a letter of credit secured by a cash deposit of $1,222, the recording of the sale-leaseback transaction to reflect the disposition of the Company's headquarters in January 2000 should have been accounted for as a financing arrangement. As such the Company should have recorded the sale proceeds of $12,200 as a liability, not recorded a deferred gain of $5,472 on the sale of the property, and continued to report the buildings, land and building improvements, with a net book value on the date of the transaction of $6,483 as assets and continued to depreciate the property. Rent payments, exclusive of an interest portion, should have decreased the financing obligation with a portion of the rent payments being recorded as interest expense. A summary of the significant effects of the restatement is as follows:


                                                                                     JUNE 30, 2000
                                                                        -----------------------------------------
                                                                          As Previously
     CONSOLIDATED BALANCE SHEETS                                             Reported            As Restated
                                                                        -------------------   -------------------
     Property - net                                                          $      7,363          $     13,746
     Other assets                                                                   2,794                 3,027
     Total Assets                                                                  70,603                77,219

     Current portion of financing obligation                                            -                   512
     Long term portion of financing obligation                                          -                11,420
     Other liabilities                                                              6,681                 1,534
     Total stockholders' equity                                                    48,765                48,596
     Total Liabilities and Stockholders' Equity                                    70,603                77,219



                                        THREE MONTHS ENDED JUNE 30, 2000        SIX MONTHS ENDED JUNE 30, 2000
                                     --------------------------------------- --------------------------------------
   CONSOLIDATED STATEMENTS OF          As Previously                           As Previously
   OPERATIONS                            Reported           As Restated           Reported          As Restated
                                     ------------------  ------------------- -------------------  -----------------
   Gross profit                         $       11,142      $       11,205      $       20,587       $     20,693
   Loss from operations                           (830)               (592)             (4,305)            (3,908)
   Other income                                    195                   -                 325                  -
   Interest expense                                (16)               (196)                (35)              (276)
   Net loss                                       (312)               (449)             (2,707)            (2,876)

   Loss per share - basic               $         (.03)     $         (.04)     $         (.23)      $       (.24)

   Loss per share - diluted                       (.03)               (.04)               (.23)              (.24)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except percentages)
               (as restated)

      The Company's financial statements, as of and for the three and six month periods ended June 30, 2000 have been restated. See Note 10 in the accompanying financial statements for further discussion. The information included in the following discussion reflects the effects of this restatement.

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

      The following table sets forth, as a percentage of net sales, consolidated statements of income data for the periods indicated.


                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------    --------------------------------
                                            2000             1999              2000              1999
-----------------------------------------------------------------------    --------------------------------
Net sales                                     100.0%          100.0%             100.0%            100.0%
Cost of sales                                  58.0%           56.2%              58.2%             56.7%
-----------------------------------------------------------------------    --------------------------------
Gross profit                                   42.0%           43.8%              41.8%             43.3%
-----------------------------------------------------------------------    --------------------------------
Marketing and selling                          24.7%           19.3%              26.2%             19.5%
Research and development                        8.7%           11.4%              11.0%             10.8%
General and administrative                     10.8%            8.6%              12.5%              9.6%
-----------------------------------------------------------------------    --------------------------------
(Loss) income from operations                  (2.2%)           4.5%              (7.9%)             3.4%
Interest expense                               (0.7%)          (0.2%)             (0.6%)            (0.3%)
Interest income                                 0.6%              -                0.7%                -
-----------------------------------------------------------------------    --------------------------------
(Loss) income before income tax
(benefit) provision                            (2.3%)           4.3%              (7.8%)             3.1%
Income tax (benefit) provision                 (0.6%)           1.5%              (2.0%)             1.1%
-----------------------------------------------------------------------    --------------------------------
Net (loss) income                              (1.7%)           2.8%              (5.8%)             2.0%
=======================================================================    ================================


RESULTS OF OPERATIONS

      NET SALES - Our net sales for the three and six month periods ended June 30, 2000 decreased 9% and 15%, respectively, from the same periods of 1999. This decrease was due to lower sales to our European distributors, caused partially by the strengthening of the U.S. dollar against many European currencies which causes our products to be more expensive, lower supplies sales to our OEM partners during the second quarter of 2000, and lower North American distribution sales during the three months ended March 31, 2000 as a result of the switch to a single-tier distribution model. During the three and six month periods ended June 30, 2000, supply sales increased 14% and decreased 2%, respectively, from the same periods of 1999, and accounted for approximately 36% and 35% of net sales during the three and six month periods ended June 30, 2000, respectively, as compared to 29% and 32% during the same periods of 1999.

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

      MARKETING AND SELLING - Marketing and selling expenses were 25% and 26%, respectively, of net sales during the three and six month periods ended June 30, 2000 compared to 19% and 20% during the same periods of 1999, which represents an increase in absolute dollars of 17% and 14%, respectively. This increase was due to increased travel and entertainment expenditures, increased spending for tradeshow attendance and increased labor and related expenses required to support the one tier North American channel.

      RESEARCH AND DEVELOPMENT - Research and development expenses were 9% and 11%, respectively, of net sales for the three and six month periods ended June 30, 2000 compared to 11% during both of the same periods of 1999. In absolute dollars, 2000 research and development spending decreased by 31% and 13% from the three and six month periods ended June 30, 1999, respectively. The decrease in spending is due to reduced expenses for consulting, relocation, internal product usage, prototyping and testing, all primarily related to the launch of multiple printer products during the second quarter of 1999 compared to the launch of a single printer during the same period of 2000. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products and consequently expect that research and development expenses for the remainder of 2000 will increase in absolute dollars over 1999.

      GENERAL AND ADMINISTRATIVE - General and administrative expenses were 11% and 13% of net sales during the three and six month periods ended June 30, 2000, respectively, compared to 9% and 10% during the same periods of 1999 and increased by 15% and 11% over the three and six month periods ended June 30, 1999, respectively. This increase was due largely to increased legal fees related primarily to the Hewlett-Packard lawsuits which were settled mid-way through the second quarter.

      INTEREST EXPENSE - Interest expense for the three and six month periods ended June 30, 2000 was $196 and $276, respectively, as compared to interest expense of $57 and $180 during the same periods of 1999. The increase was due to imputed interest on our financing obligation.

      INTEREST INCOME - Interest income for the three and six month periods ended June 30, 2000 was $168 and $335, respectively, as compared to interest income of $6 and $11 during the same periods of 1999. Investment of excess cash yielded the additional interest income.

      INCOME TAX (BENEFIT) PROVISION - The effective income tax rate during the three and six month periods ended June 30, 2000 was approximately 35% and 26%, respectively, compared to 35% during both of the same periods of 1999, respectively. The decrease in the effective tax rate for the six month period ended June 30, 2000 is due primarily to a benefit received in 2000 which resulted from an adjustment of prior estimates of the foreign sales corporation benefit, caused by filing the tax returns, and other book to tax differences from prior tax years.

      NET (LOSS) INCOME - The previously described elements caused net loss during the three and six months periods ended June 30, 2000 to stand at 2% and 6% of net sales, respectively, as compared to net income of 3% and 2% for the same periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Cash balances increased during the first six months of 2000 by $11,504 as operating cash inflows of $1,588 and net inflows from financing activities of $10,932 exceeded investing outflows of $1,016. During the comparable 1999 period, operations provided cash inflows of $9,455, exceeding investing outflows of $1,171 and financing outflows of $5,609. Operations inflows during the 2000 period resulted primarily from cash collections exceeding the net loss and increases in inventory, deferred income taxes and prepaid expenses and other assets. Investing outflows during the first six months of 2000 resulted from capital expenditures of $1,016, compared with $1,171 in the 1999 period, primarily for computer and related systems. Financing cash inflows during the first six months of 2000 resulted from the financing obligation related to the sale and subsequent leaseback of our headquarters property for net proceeds of $11,955, offset by an increase in restricted collateral deposits of $1,222 as security for our headquarters property lease. The major factor affecting financing outflows in the comparable 1999 period was a $6,000 reduction of borrowings under our line of credit.

      REVOLVING LINE OF CREDIT - At June 30, 2000, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at June 30, 2000 or at December 31, 1999. The line bears interest at the bank's prime rate (9.50% at June 30, 2000) or, at the Company's option, a rate based on the London Interbank Offered Rate (6.64% at June 30, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth.

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

      NEW ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, the Company does not expect the adoption of SAB No. 101, as amended, to have a material impact on the Company's consolidated financial position or the results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN No. 44 will have a material effect on its financial position or results of operations.

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