Form 10-Q/A
period 2000-09-30
ENCAD INC
filed 2001-03-09
CIK 913599

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

The number of shares outstanding of the registrant's Common Stock as of October 31, 2000, was 11,868,035.

ENCAD, INC.

INDEX


                                                                                                        PAGE
PART I - FINANCIAL INFORMATION


INTRODUCTION..............................................................................................1

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                    September 30, 2000 (as restated) and December 31, 1999................................2

                  Consolidated Statements of Operations for the
                    three and nine months ended September 30, 2000 (as restated) and 1999.................3

                  Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 2000 (as restated) and 1999...........................4

                  Notes to Consolidated Financial Statements..............................................5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...................................................8



SIGNATURES...............................................................................................15


PART I. - FINANCIAL INFORMATION


INTRODUCTION


The purpose of this form 10-Q/A is to restate the Company's third quarter 2000 financial information to reflect the restatement of the Company's financial information, included in Item 1, as discussed in Note 11 thereto and Item 2.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 2000 third quarter Form 10-Q which has been affected by the restatement. In order to preserve the nature and character of the disclosures originally set forth in the 2000 third quarter 10-Q filed on November 14, 2000, this form 10Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures in any way, except as required to reflect the effects of the restatement.

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)                                SEPTEMBER 30, 2000     December 31, 1999
                                                                        As Restated -
                                                                         See Note 11
                                                                     --------------------   -------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $       18,505         $      3,953
     Accounts receivable - net                                                  13,331               30,546
     Income taxes receivable                                                         -                  281
     Inventories                                                                15,590               11,992
     Deferred income taxes                                                       1,201                4,004
     Prepaid expenses                                                              967                1,018
                                                                     --------------------   -------------------
            Total current assets                                                49,594               51,794

PROPERTY - NET                                                                  13,497               14,264
RESTRICTED CASH                                                                  1,222                    -
OTHER ASSETS                                                                     2,298                2,421
                                                                     --------------------   -------------------
TOTAL ASSETS                                                            $       66,611         $     68,479
                                                                     ====================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $        7,104         $      7,882
     Accrued expenses and other liabilities                                      8,187                8,090
     Current portion of financing obligation                                       547                    -
                                                                     --------------------   -------------------
            Total current liabilities                                           15,838               15,972
                                                                     --------------------   -------------------

LONG TERM PORTION OF  FINANCING OBLIGATION                                      11,258                    -
OTHER LIABILITIES                                                                1,489                1,263

STOCKHOLDERS' EQUITY:
      Preferred stock, par value - $.001 per share, 5,000 shares
         authorized, Series A Junior Participating Preferred Stock - no              -                    -
         shares issued and outstanding

     Common stock, par value - $.001 per share, 60,000 shares
         authorized, 11,868 and 11,780 shares issued and
         outstanding at September 30, 2000 and December 31, 1999                    12                   12
     Additional paid -in capital                                                19,612               19,341
     Accumulated earnings                                                       18,402               31,891
                                                                     --------------------   -------------------
            Total stockholders' equity                                          38,026               51,244
                                                                     --------------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       66,611         $     68,479
                                                                     ====================   ===================


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share data)
                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                  --------------------------------  -------------------------------
                                                       2000             1999            2000             1999
                                                        As                               As
                                                   Restated-See                     Restated-See
                                                      Note 11                          Note 11
                                                  ----------------  --------------  --------------   --------------
NET SALES                                           $    18,285       $   27,022      $   67,775       $   85,257
COST OF SALES                                            12,360           15,102          41,157           48,129
                                                  ----------------  --------------  --------------   --------------
GROSS PROFIT                                              5,925           11,920          26,618           37,128
                                                  ----------------  --------------  --------------   --------------

MARKETING AND SELLING                                     6,460            5,963          19,419           17,338
RESEARCH AND DEVELOPMENT                                  3,205            2,614           8,640            8,874
GENERAL AND ADMINISTRATIVE                                3,403            2,350           9,610            7,963
LITIGATION SETTLEMENT                                     1,500                -           1,500                -
                                                  ----------------  --------------  --------------   --------------
                                                         14,568           10,927          39,169           34,175
                                                  ----------------  --------------  --------------   --------------

(LOSS) INCOME FROM OPERATIONS                            (8,643)             993         (12,551)           2,953

INTEREST EXPENSE                                           (178)             (30)           (450)            (210)
INTEREST INCOME                                             243                2             574               13
                                                  ----------------  --------------  --------------   --------------

(LOSS) INCOME BEFORE INCOME TAX PROVISION                (8,578)             965         (12,427)           2,756
INCOME TAX PROVISION                                      2,035              275           1,062              910
                                                  ----------------  --------------  --------------   --------------
NET (LOSS) INCOME                                   $   (10,613)      $      690      $  (13,489)      $    1,846
                                                  ================  ==============  ==============   ==============

(LOSS) EARNINGS PER SHARE - BASIC                   $     (0.90)      $     0.06      $    (1.14)      $     0.16
                                                  ================  ==============  ==============   ==============

(LOSS) EARNINGS PER SHARE - DILUTED                 $     (0.90)      $     0.06      $    (1.14)      $     0.16
                                                  ================  ==============  ==============   ==============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                             11,846           11,736          11,813           11,689
                                                  ================  ==============  ==============   ==============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING - DILUTED                            11,846           12,087          11,813           11,892
                                                  ================  ==============  ==============   ==============


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)
                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  2000                1999
                                                                            ------------------  -----------------
                                                                              As Restated-
                                                                               See Note 11
                                                                            ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                        $    (13,489)       $      1,846
     Adjustments to reconcile net (loss) income to cash provided by operating activities:
          Depreciation and amortization                                              2,285               2,456
          Provision for losses on accounts receivable and inventories                 (173)               (688)
          Tax benefit from exercise of stock options                                     9                  22
          Changes in assets and liabilities:
              Accounts receivable                                                   16,950                 940
              Inventories                                                           (3,160)              3,665
              Income taxes receivable                                                  281               2,403
              Deferred income taxes                                                  2,803               2,056
              Prepaid expenses and other assets                                        174                (726)
              Accounts payable                                                        (778)             (4,320)
              Accrued expenses and other liabilities                                   323                (119)
                                                                            ------------------  -----------------
                 Cash provided by operating activities                               5,225               7,535
                                                                            ------------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property                                                          (1,518)             (1,629)
                                                                            ------------------  -----------------
                 Cash used in investing activities                                  (1,518)             (1,629)
                                                                            ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of common stock options and sale of stock under
        employee stock purchase plan                                                   262                 520
     Increase in restricted cash                                                    (1,222)                  -
     Additions to financing obligation                                              12,200
     Payments on financing obligation                                                 (395)
     Net borrowings under line of credit                                                 -              (6,000)
                                                                            ------------------  -----------------
                 Cash provided by (used in) financing activities                    10,845              (5,480)
                                                                            ------------------  -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           14,552                 426
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,953                 586
                                                                            ------------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     18,505        $      1,012
                                                                            ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Net cash received during the period for income taxes                     $      2,242        $      3,416
     Cash paid during the period for interest                                 $        450        $        256


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

2)    INVENTORIES:


                                                                SEPTEMBER 30,       December 31,
                                                                    2000                1999
                                                               ----------------    ----------------
                   Raw materials                               $        6,016      $       6,017
                   Work-in-process                                        149                131
                   Finished goods                                       9,425              5,844
                                                               ----------------    ----------------
                          Total                                $       15,590      $      11,992
                                                               ================    ================


3) COMPREHENSIVE INCOME - There are no material current differences between net income and comprehensive income, and accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

4) RESTRICTED CASH - At September 30, 2000, the Company had a $1,222 collateral deposit to secure a letter of credit required by the headquarters property lease. This deposit is invested in money market funds. The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment. See Note 7.

5) REVOLVING LINE OF CREDIT - At September 30, 2000, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at September 30, 2000 or at December 31, 1999. The line bears interest at the bank's prime rate (9.50% at September 30, 2000) or, at the Company's option, a rate based on the London Interbank Offered Rate (6.64% at September 30, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth. The Company is currently not in compliance with certain conditions required under the line and is renegotiating a waiver to address the non-compliance issue, however, the Company may be unable to negotiate a waiver on terms acceptable to the Company.

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

      The following table is a reconciliation of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2000 and 1999:


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                     ---------------------------- ----------------------------
                                                         2000           1999          2000          1999
                                                     -------------- ------------- ------------- --------------
     Net (loss) income                                $   (10,613)   $     690    $   (13,489)    $      1,846
                                                     -------------- ------------- ------------- --------------
     (Loss) earnings per share - basic                $     (0.90)   $    0.06    $     (1.14)    $       0.16
                                                     ============== ============= ============= ==============
     Basic weighted average common
             shares outstanding                            11,846       11,736         11,813           11,689
     Effect of dilutive securities:
             Stock options                                      -          351              -              203
                                                     -------------- ------------- ------------- --------------
     Diluted weighted average number of
           common shares plus all dilutive
           potential common shares that were
           outstanding for the period                      11,846       12,087         11,813          11,892
                                                     -------------- ------------- ------------- --------------
     (Loss) earnings per share - diluted              $     (0.90)   $    0.06     $    (1.14)   $       0.16
                                                     ============== ============= ============= ==============


7) FINANCING OBLIGATION - In January 2000, the Company received net cash proceeds of $11,955 for a transaction in which the Company sold its headquarters buildings and land in San Diego, California and leased the property back for a period of seven years. The lease requires the Company to maintain a letter of credit secured by a cash deposit of $1,222. The lease also requires the Company to pay customary operating and maintenance expenses and to observe certain operating restrictions and covenants.


      The following is a schedule by year of future minimum payments under the financing obligation, together with the present value of the net minimum payments for the years ending December 31:


                  2000                                                $       306
                  2001                                                      1,319
                  2002                                                      1,414
                  2003                                                      1,465
                  2004                                                      1,523
                  Thereafter                                                9,423
                                                                      ------------
                  Total minimum payments                                   15,450
                  Amount representing interest                             (3,645)
                                                                      ------------
                  Present value of net minimum payments                    11,805
                  Less: Current portion of financing obligation              (547)
                                                                      ------------
                  Long term portion of financing obligation           $    11,258
                                                                      ============


      Of the $9,423 amount due after 2004, $6,099 represents the residual value of the property and the deferred gain on its sale.

8) REDUCTION IN THE COMPANY'S WORKFORCE - During the third quarter of 2000, the Company incurred one-time severance related costs of approximately $1,642 as a result of a reduction of the Company's workforce to reflect current and expected business conditions. The severance costs include six officer and 22 middle manager and staff level positions. The severance costs were classified as $753 to general and administrative expense, $619 to sales and marketing expense, $164 to cost of sales, and $106 to research and development expense. These severance costs include payments under the Company's severance policy or, in the case of certain officers, individual severance agreements, related payroll taxes and outplacement expenses. At September 30, 2000, $1,266 remained to be paid, comprised primarily of installment severance payments

9) LITIGATION SETTLEMENT - In November 1998, a class-action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado, alleging anti-trust violations pertaining to the sale of a specified printer. Class members sought damages caused by allegedly faulty ink used in the printer including the cost of the ink, the cost of third-party replacement ink, and damage to printing projects caused by the allegedly faulty ink. The Company believed the claims were without merit and that it could have successfully defended the lawsuit. Nevertheless, the Company deemed it to be in the best interest of its stockholders and customers to negotiate a settlement and has reached a tentative settlement, in principal, with the attorneys representing the plaintiffs. This tentative settlement must ultimately be agreed to in writing, approved by the Court and approved by the Plaintiff class. While the exact amount of the expense to be incurred by the Company is not certain, a reasonable estimate, based on information currently available, is $1,500. This amount has been recorded as an expense in the third quarter of 2000. No amounts have been recorded for any losses which may result from this lawsuit in the event our settlement efforts are not concluded.

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

11) RESTATEMENT - Subsequent to the issuance of the Company's report on Form 10Q for the quarter ended September 30, 2000, the Company's management determined that because of the Company's continuing involvement on the buyer-lessor's behalf in the form of a letter of credit secured by a cash deposit of $1,222, the recording of the sale-leaseback transaction to reflect the disposition of the Company's headquarters in January 2000 should have been accounted for as a financing arrangement. As such, the Company should have recorded the sale proceeds of $12,200 as a liability, not recorded a deferred gain of $5,472 on the sale of the property, and continued to report the buildings, land and building improvements, with a net book value on the date of the transaction of $6,483 as assets and continued to depreciate the property. Rent payments, exclusive of an interest portion, should have decreased the financing obligation with a portion of the rent payments being recorded as interest expense. A summary of the significant effects of the restatement is as follows:


                                                                                   SEPTEMBER 30, 2000
                                                                        -----------------------------------------
                                                                          As Previously
     CONSOLIDATED BALANCE SHEETS                                             Reported            As Restated
                                                                        -------------------   -------------------
     Prepaid expenses                                                        $      1,004      $            967
     Property - net                                                                 7,176                13,497
     Other assets                                                                   2,072                 2,298
     Total Assets                                                                  60,101                66,611

     Current portion of financing obligation                                            -                   547
     Long term portion of financing obligation                                          -                11,258
     Other liabilities                                                              6,441                 1,489
     Total stockholders' equity                                                    38,369                38,026
     Total Liabilities and Stockholders' Equity                                    60,101                66,611



                                    THREE MONTHS ENDED SEPTEMBER 30, 2000   NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    -------------------------------------- ---------------------------------------
     CONSOLIDATED STATEMENTS OF       As Previously                          As Previously
     OPERATIONS                         Reported          As Restated           Reported          As Restated
                                    ------------------- ------------------- ------------------ -------------------
     Gross profit                      $        5,863     $        5,925      $       26,450      $       26,618
     Loss from operations                      (8,842)            (8,643)            (13,147)            (12,551)
     Other income                                 195                  -                 520                   -
     Interest expense                               -               (178)                (31)               (450)
     Net loss                                 (10,439)           (10,613)            (13,146)            (13,489)

     Loss per share - basic            $        (0.88)    $        (0.90)     $        (1.11)     $        (1.14)

     Loss per share - diluted                   (0.88)             (0.90)              (1.11)              (1.14)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except percentages) (as restated)

      The Company's financial statements as of and for the three and nine month periods ended September 30, 2000 have been restated. See Note 11 in the accompanying financial statements for further discussion. The information included in the following discussion reflects the effects of this restatement.

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

      The following table sets forth, as a percentage of net sales, consolidated statements of income data for the periods indicated.


                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                      ---------------------------------    --------------------------------
                                            2000             1999              2000              1999
-----------------------------------------------------------------------    --------------------------------
Net sales                                     100.0%          100.0%             100.0%            100.0%
Cost of sales                                  67.6%           55.9%              60.7%             56.5%
-----------------------------------------------------------------------    --------------------------------
Gross profit                                   32.4%           44.1%              39.3%             43.5%
-----------------------------------------------------------------------    --------------------------------
Marketing and selling                          35.3%           22.1%              28.7%             20.4%
Research and development                       17.5%            9.7%              12.8%             10.4%
General and administrative                     18.6%            8.7%              14.1%              9.3%
Litigation settlement                           8.2%              -                2.2%                -
-----------------------------------------------------------------------    --------------------------------
(Loss) income from operations                 (47.2%)           3.6%             (18.5%)             3.4%
Interest expense                               (1.0%)          (0.1%)             (0.7%)            (0.2%)
Interest income                                 1.3%              -                0.9%                -
-----------------------------------------------------------------------    --------------------------------
(Loss) income before income tax
provision                                     (46.9%)           3.5%             (18.3%)             3.2%
Income tax provision                           11.1%            1.0%               1.6%              1.0%
-----------------------------------------------------------------------    --------------------------------
Net (loss) income                             (58.0%)           2.5%             (19.9%)             2.2%
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

      MARKETING AND SELLING - Marketing and selling expenses were 35% and 29%, respectively, of net sales during the three and nine month periods ended September 30, 2000 compared to 22% and 20% during the same periods of 1999, which represents an increase in absolute dollars of 8% and 12%, respectively. This increase was due primarily to the severance costs previously described, increased travel and entertainment expenditures, increased spending for trade shows and increased labor and related expenses required to support the one tier North American channel. These increases were partially reduced in the third quarter by lower labor and related expense as a result of the workforce reduction.

      RESEARCH AND DEVELOPMENT - Research and development expenses were 18% and 13%, respectively, of net sales for the three and nine month periods ended September 30, 2000 compared to 10% in both of the same periods of 1999. In absolute dollars, 2000 research and development spending increased by 23% and declined by 3% from the three and nine month periods ended September 30, 1999, respectively. The increase in spending during the third quarter is due primarily to a $487 one-time write-off of license fees, tooling and inventory, related to the abandonment of a development project. Also contributing to the increase during the third quarter were the severance costs previously described. Comparing the nine month periods, the one-time expense increases in 2000 were offset by reduced expenses for consulting, relocation, internal product usage, and prototyping and testing of new products during 2000 as compared to 1999.

      GENERAL AND ADMINISTRATIVE - General and administrative expenses were 19% and 14% of net sales during the three and nine month periods ended September 30, 2000, respectively, compared to 9% during each of the same periods of 1999 and increased by 45% and 21% in absolute dollars over the three and nine month periods ended September 30, 1999, respectively. The three month increase was due primarily to the severance costs previously described and increased bad debt expense. For the nine month period the increase is also due to increased legal fees primarily related to the Hewlett-Packard lawsuits which were settled mid-way through the second quarter of 2000.

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

      INTEREST EXPENSE - Interest expense for the three and nine month periods ended September 30, 2000 was $178 and $450, respectively, as compared to interest expense of $30 and $210 during the same periods of 1999. The increase was due to imputed interest on our financing obligation.

      INTEREST INCOME - Interest income for the three and nine month periods ended September 30, 2000 was $243 and $574, respectively, as compared to interest income of $2 and $13 during the same periods of 1999. Investment of excess cash yielded the additional interest income.

      INCOME TAX PROVISION - Income tax expense during the three and nine month periods ended September 30, 2000 was $2,035 and $1,062, respectively, compared to $275 and $910 during the same periods of 1999. The recording of income tax expense during the three and nine month periods ended September 30, 2000, instead of a tax benefit that historically accompanies a loss before income taxes, is due to an increase in the valuation allowance against the deferred tax asset. Based upon our history of prior earnings and our current estimates for future years, we deemed that the current benefit, as well as previously recorded income tax benefits, may not be realized. Consequently, the deferred tax asset valuation allowance, which provides for future tax benefits that may not be realized, was increased.

      NET (LOSS) INCOME - The previously described elements caused net loss during the three and nine month periods ended September 30, 2000 to stand at $10,613 and $13,489, respectively, as compared to net income of $690 and $1,846 for the same periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Cash balances increased during the first nine months of 2000 by $14,552 as operating cash inflows of $5,225 and net inflows from financing activities of $10,845 exceeded investing outflows of $1,518. During the comparable 1999 period, operations provided cash inflows of $7,535, exceeding investing outflows of $1,629 and financing outflows of $5,480. Operations inflows during the 2000 period resulted primarily because the combination of collections on accounts receivable and the decrease in the deferred tax asset exceeded the net loss and increases in inventory. Investing outflows during the first nine months of 2000 resulted from capital expenditures, primarily for computer and related expenses, of $1,518 compared with $1,629 in the 1999 period. Financing cash inflows during the first nine months of 2000 resulted from the financing obligation related to the sale and subsequent leaseback of our headquarters property for net proceeds of $11,955, offset by an increase in a restricted collateral deposit of $1,222 as security for our headquarters property lease.

      At September 30, 2000, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at September 30, 2000 or at December 31, 1999. The line bears interest at the bank's prime rate (9.50% at September 30, 2000) or, at the Company's option, a rate based on the London Interbank Offered Rate (6.64% at September 30, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth. The Company is currently not in compliance with certain conditions required under the line and is renegotiating a waiver to address the non-compliance issue, however, the Company may be unable to negotiate a waiver on terms acceptable to the Company.

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