Form 10-K405
period 2000-12-31
ENCAD INC
filed 2001-03-28
CIK 913599

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                    FORM 10-K
(MARK ONE)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
                            ---

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported by Nasdaq for the Company's Common Stock on February 28, 2001: $26,778,755.*

Indicate the number of shares outstanding of the registrant's Common Stock as of the latest practicable date:


                                                      Outstanding at
               Class                                 February  28, 2001
               -----                                 ------------------
      Common Stock, $.001 par value                       11,901,669


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with the Registrant's prior registration statements and Forms 10-K and 10-Q are incorporated herein by reference into Part IV of this Report.

---------------------
* Excludes 3,728,669 shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 28, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
================================================================================

                                   ENCAD, INC
                                    FORM 10-K
                                TABLE OF CONTENTS


PART I........................................................................................................1

   ITEM 1:  BUSINESS..........................................................................................1
   ITEM 2:  PROPERTIES.......................................................................................12
   ITEM 3:  LEGAL PROCEEDINGS................................................................................12
   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................12

PART II......................................................................................................13

   ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................13
   ITEM 6:  SELECTED FINANCIAL DATA..........................................................................14
   ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............15
   ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................18
   ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................19
   ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............19

PART III.....................................................................................................19

   ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................19
   ITEM 11:  EXECUTIVE COMPENSATION..........................................................................19
   ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................19
   ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................19

PART IV......................................................................................................20

   ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................20

SIGNATURES...................................................................................................23


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................................................F-1


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

NovaJet(R), CADJET(R), NovaXsell(TM), Croma24(TM), Digital Textile System(TM), and 1500 TX(TM) among others are registered trademarks of ENCAD. Other product names are the trademarks or registered trademarks of their manufacturers.

GENERAL

     We design, develop, manufacture and market wide-format (up to 60"), color inkjet printer systems designed to increase productivity in computer applications requiring quality printed output. Our current printer product line consists of the CADJET 2(R), CADJET 3D, Croma24(TM), 1500 TX(TM), NovaJet 500/630/700 series, and the recently introduced NovaJet 850. Typical uses for these printers and their related accessories and supplies are in:

o graphic arts production, also known as GAP, such as photo reproduction, posters, signage, point-of-sale retail, display/exhibit graphics, proofing, fabric printing, and presentation graphics;
o computer-aided design, also known as CAD, used by architects, engineers, construction designers, and geographic information systems, also known as GIS, such as surveying and mapping;
o outdoor graphics, such as vehicle graphics, banners, adhesive vinyl, commercial on-premise signs, and billboards; and
o        textiles, such as banners, graphics, sampling, and personalization.

     To support our wide-format inkjet printers, we offer a variety of accessories, software and supplies, including specialty ink and media. The market for wide-format, color inkjet printers, supplies, software and accessories is developing as a result of technological advancements in performance and quality and continuing improvements in price/performance ratios. We believe these advancements will make quality wide-format inkjet output more versatile and affordable, allowing our products to be more widely used in our existing markets, as well as addressing potential new market applications.

MARKET

     The market for wide-format, color inkjet printers emerged in the early 1990s as a result of the rapid growth in the use of high-powered personal computers by a wide variety of technical professionals. More recently, graphic arts professionals have begun to take advantage of the improved performance and cost features associated with wide-format inkjet printers as a result of expanded use of sophisticated graphics interface software programs. The market for wide-format, color inkjet printers, accessories, and supplies, such as inks, ink cartridges and print media, currently consists of four primary categories:
GAP, CAD, outdoor graphics, and textiles.

     Users in the GAP category include graphic artists, print shops, photo-labs, sign shops, exhibit builders, quick printers, and service bureaus. Applications in the GAP category include photo reproduction, signs, point-of-sale retail advertising, posters, pre-press proofing consisting of proofs or other quick output to demonstrate concepts for advertising or graphics layouts, back-lit and front-lit film graphics for use in light boxes, and fabric banner printing. We are a leader in this category. Our product lines are particularly well-suited to the graphic arts category since they are capable of producing a full range of outputs, from single line monochrome to full color, photo-realistic images. Graphic arts users require output with three distinct capabilities, all of which require performance balanced by low-cost, quickly-produced output: high-speed throughput, robust visual image quality and durability, and versatility with various ink/media types. The NovaJet range of products are designed specifically to address these capabilities and provide fast, versatile output at lower costs than competitive products.

     The CAD category includes architectural, engineering, construction design, and GIS users. This is a diverse group that uses technical graphics applications to automate the design process and includes architects, mechanical engineers, electrical engineers, geology engineers, and mapping designers involved in many aspects of building design and construction. Historically, output for the CAD category consisted mostly of two-dimensional monochrome line drawings. With the introduction of wide-format inkjet printers, CAD users are now able to create full-color and three-dimensional output in addition to traditional line drawings. CAD and other design users often require spot color and speed in their output and look for productivity enhancement in producing the output. The CADJET product line offers a full range of color outputs for these applications.

     The outdoor graphics market includes commercial sign companies, screen printers, vehicle customization firms, electrical sign companies, event graphic companies, digital printers, and billboard printers. This group primarily produces graphics for outdoor applications requiring lightfastness and durability well beyond indoor applications. Typically, these graphic products have been traditional spot color graphics produced by cut adhesive vinyl. As inkjet printing offers the capability to produce "photographic-type" signage that is more effective, it has begun to replace cut vinyl and other processes in the production of outdoor graphics. ENCAD NovaJet printer products use water-based, environmentally-friendly pigmented inks matched with outdoor media and coating to create a wide variety of short-term outdoor graphic products. The NovaJet product line provides the capability to produce both indoor and outdoor graphics at a low entry price compared to expensive solvent ink-based printers.

     With the 1500 TX Digital Textile System(TM), textile designers are able to print their designs directly to fabric, make quick changes and have the fabric cut and sewn into a sample immediately. This provides the benefit of significant time and cost savings, as well as in-house control of proprietary designs. Specialty inks and fabric treatments simplify the post-processing required after printing and make the inks washable. Customers which desire to reduce inventory and risk and response time from design to delivery should favor this system. The system would also be useful to users which customize their output to the image and programs of their individual customers.

PRINTING TECHNOLOGIES

     There are a number of printing technologies, including thermal inkjet, electrostatic, thermal-transfer, and piezo inkjet, that allow users to produce wide-format output. Each of these technologies has specific qualities that can be critical to any given application, including resolution, speed, accuracy, color fill capability, the ability to render a three-dimensional image free of banding or striping, reliability, and cost.

     A combination of characteristics has made thermal inkjet the most popular technology in the wide-format printer market over the past decade. These characteristics include relatively low printer and ink costs, high-speed throughput, high-quality output, and easy replacement of heads by product owners. Thermal inkjet printers form images, lines and other characters by placing very small dots of heated ink as the print head moves horizontally, called a raster scan, while the media is scrolled vertically. Because thermal inkjet print heads move above the paper and never actually make contact with the paper, there is less mechanical wear and tear than experienced by technologies such as pen plotters which move across the paper. Additionally, thermal inkjet printers can print on a wide variety of media.

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

     Piezo inkjet technology forces small droplets of ink on to the media through the use of a crystal that contracts the walls of the ink-holding chamber when electricity is applied. As a result, this technology is similar to thermal inkjet in costs and performance. Piezo inkjet technology has grown in popularity over the last few years.

     Other technologies that can be adapted to wide-format use include light emitting diode, photographic output, electrophotographic output, and dot matrix printers. Each of these other technologies has disadvantages for the markets we serve, including relatively poor resolution or high costs when compared to inkjet technology.

OUR PRODUCTS

     We have designed a variety of wide-format hard copy peripherals, including color inkjet printers. Our product families include:

          o the recently introduced NovaJet 850, the eighth generation of the NovaJet product line, and the first eight-color printer by ENCAD;
          o the recently improved CADJET 3D, the third generation of the CADJET product line, the first of which was introduced in November 1994;
          o the NovaJet product line, first introduced in October 1991, including the NovaJet 500/630/700 series;
          o    the NovaXsell System;
          o    the Croma24; and
          o    the 1500 TX fabrics printing system.

  All of our products support at least one, and typically several, emulation graphics languages and interfaces, including the industry standard, HP-GL(R), HP-GL/2(R), and HP-RTL(R), to provide compatibility and utility for the end user. In addition, our products allow users to print in a variety of sizes from standard small-format to wide-format. Our automatic media sensing feature also permits our products to accommodate some special sizes. Our products have an easy-to-operate keyboard and display, with drop-down menus to set printer parameters and stored pre-set configurations. We currently offer the following products in our product families.


--------------------- ------------------------------ ---------------------- ------------------------ --------------
  PRODUCT FAMILY/                                                                                        DATE
    PRODUCT NAME               DESCRIPTION               CAPABILITIES         TARGETED CUSTOMERS      INTRODUCED
--------------------- ------------------------------ ---------------------- ------------------------ --------------
NovaJet 850 Series    Designed for the               Print resolution of    GAP users who              September
                      print-for-pay and photo        600x600 dpi.           specialize in photo          2000
                      reproduction users, the                               enlargements,
                      NovaJet 850 offers 8 heads                            signmaking and
                      at 600 dpi, available in                              reproduction
                      both 42" and 60" wide models.                         enlargements.
--------------------- ------------------------------ ---------------------- ------------------------ --------------
CADJET 3D             Designed from NovaJet          Color print            Technical designer/       March 2000
                      technology, using              resolution of          architect in CAD and
                      Micro-burst(TM)inkjet          600x600 dpi, 210       GIS markets.
                      technology, available in 36"   sfph (square feet
                      model.                         per hour) in draft
                                                     mode.
--------------------- ------------------------------ ---------------------- ------------------------ --------------
CADJET 2              Designed to give users low     Print resolution of    CAD users, creative        June 1997
                      cost, advanced inkjet          300 x300 dpi (dots     professionals or
                      performance, available in      per inch), 600x600     first-time wide-format
                      24" or 36" wide models.        dpi is addressable     users.
                                                     through ADI driver.
--------------------- ------------------------------ ---------------------- ------------------------ --------------
NovaJet Family/       Fastest printer at the         Print resolution of    Sophisticated              June 1999
NovaJet 500           lowest possible cost,          300x300 dpi, 97 sfph   high-range and
                      professional's choice for      in normal mode.        mid-range pen plotter
                      high-production printing and                          and thermal printer
                      lower dpi quality, available                          GAP users.
                      in 42" and 60" wide models.
--------------------- ------------------------------ ---------------------- ------------------------ --------------
NovaJet Family/       Designed for digital color     Print resolution of    Sophisticated              June 1999
NovaJet 630           images and high productivity   600x600 dpi, 62 sfph   high-range pen plotter
                      output, available in 42" and   in normal mode.        and thermal printer
                      60" wide models.                                      GAP users who need
                                                                            speedy output.
--------------------- ------------------------------ ---------------------- ------------------------ --------------



--------------------- ------------------------------ ---------------------- ------------------------ --------------
NovaJet Family/       High-end printer of NovaJet    Print resolution of    Sophisticated              June 1999
NovaJet 700           family, professional's         600x600 dpi, 75 sfph   high-range and
                      choice for high-production     in normal mode.        high-end pen plotter
                      printing, available in 42"                            and thermal printer
                      and 60" wide models.                                  GAP users.
--------------------- ------------------------------ ---------------------- ------------------------ --------------
NovaXsell System      Easy to use signage system,    Print resolutions of   POS users who desire     October 1999
                      produces POS signage quickly   300x300 dpi or         to have a complete
                      and efficiently to meet        600x600 dpi.           system for their
                      signage requirements,                                 signage needs.
                      utilizes Posterizer
                      software, available in 42"
                      and 60" wide models.
--------------------- ------------------------------ ---------------------- ------------------------ --------------
Croma24               Industry's first               Print resolution of    Graphic users,             June 1997
                      cost-effective 4-color         300x300 dpi.           creative professionals
                      inkjet printer which                                  or first-time
                      produces 24" photo-realistic                          wide-format users.
                      images.
--------------------- ------------------------------ ---------------------- ------------------------ --------------
Digital Textile       Alternative to traditional     Print resolution of    Textile designers and     March 1998
System/               screen printing.               300x300 dpi.           fabric banner and
1500 TX                                                                     graphics producers.
--------------------- ------------------------------ ---------------------- ------------------------ --------------


     ENCAD QUALITY IMAGING SUPPLIES(TM)

     Our line of supplies, launched in 1995, provides a comprehensive output system for our printer owners. Because they are designed to ensure the highest quality output possible from our printers, these supplies are branded ENCAD Quality Imaging Supplies. Sales of supplies accounted for 39%, 32% and 36% of net sales in 2000, 1999 and 1998, respectively.

     The ENCAD Quality Imaging Supplies product line consists of both outdoor and indoor solutions. The outdoor line of products includes fade-resistant pigmented inks and a broad line of water-resistant and durable banner and sign materials. The outdoor line of products allows us to better compete in the sign-making market and also provides new applications for traditional printer owners.

     The indoor line of products includes specially formulated dye-based inks optimized for our printers and our custom ink cartridges. In order to fulfill the broad needs of our marketplace, we provide four ink options:

          o Graphic Arts Ink (GA), for colors beyond the traditional color palette, which is usually used for posters and photo-realistic images;
          o Graphic Standard Ink (GS+), for colors that mirror press-quality output, which is more appropriate for color proofing;
          o Graphic Extend Ink (GX), for ultra-violet protection, which is used in indoor applications that require special fading resistance; and
          o Graphic Outdoor Ink (GO), for outdoor light-fast applications such as signs and banners.

     Our broad range of Quality Imaging Supplies media feature a proprietary inkjet coating that is optimized for use with our inks. The coatings control ink absorption for images that are vibrantly colorful and high in print quality. The media line consists of numerous media options, from photo-based papers to adhesive-backed vinyl to film. All Quality Imaging Supplies media are made with a recyclable, water-based coating.

     SOFTWARE AND ACCESSORIES

     Our print utilities and drivers provide the user with the power to control color output by providing several screening options and print quality modes, user-selectable color device tables, gamma correction and the ability to set ink drying times. The ENCAD Print Server allows a printer or plotter to be available to users of multiple network protocols simultaneously. In order to minimize the need for costly on-board printer memory and to increase print speed, we provide software to run on the host computer which converts the vector output (HP-GL, HP-GL/2) of third party application programs into raster data.

     Our products are supported by leading Raster Image Processor, or RIP, manufacturers that allow our printers to be compatible with most hardware and software RIPs for both Macintosh(R) and PC platforms. These RIPs support a wide variety of applications from photo-realistic image reproductions to signage, poster making and CAD/GIS.

     THIRD PARTY INTERFACES

     Third party PostScript(R) hardware and software developers have created products that interface with our NovaJet product line. These products allow the various NovaJet products to output near photo-realistic color images in an enhanced mode. In addition, numerous software packages, such as AutoCAD(R), Adobe Photoshop(R), VersaCAD(R), Adobe Print Shop(R), Adobe Illustrator(R), Quark XPress(R) and ARC/INFO(R), are used with our products in Macintosh, DOS(R) and Windows(R) platforms.

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

     Since our founding in 1981, we have been an industry leader in delivering innovation to the wide-format printing marketplace. We have focused our research, product development and engineering efforts on printers based on thermal inkjet printing technology. Inkjet printers have been the fastest growing segment of the wide-format printing market due to the ability to form high-quality color images at relatively low cost and high performance. We pioneered wide-format inkjet photo realistic printing, extended ink delivery systems and lightfast inks for outdoor signage.

     We believe timely development and introduction of new products which satisfy customer requirements are critical to our success. We strive to anticipate and respond to user demands in selected wide-format printing markets and to provide solutions with distinct competitive advantages for those customers. We focus our research and development efforts on solutions emphasizing superior performance, outstanding image quality, simplicity of design, system productivity, and low total cost of ownership for the end user. We develop wide-format inkjet printers, inks, media, RIPs, and software.

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

     Research and development expenses were $11,022,000, $12,078,000 and $10,894,000 in 2000, 1999 and 1998, respectively, which represent approximately 12%, 10% and 10% of net sales in those respective periods.

MANUFACTURING AND SUPPLIERS

     Our printer manufacturing operations consist of subassembly, final assembly and testing, quality assurance, packaging and shipping. We contract with various outside vendors for printed circuit board fabrication and assembly, for fabrication of metal and plastic parts and for certain subassemblies. We then perform the final assembly of our printer products in our San Diego facility. Most materials for printer manufacturing operations are available locally in Southern California from multiple vendors, and the majority are produced in the United States.

     For our supplies business, we partner with primarily large multi-national companies for the acquisition of inks and media. Inks are acquired from three sources and the various forms of media from multiple sources. Assembly of refill and accessory ink kits are outsourced prior to distribution.

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

     Any significant increase in component prices or decrease in component availability could also have a material adverse effect on our financial condition and results of operations. Various key components of our products are supplied indirectly by our principal competitor, Hewlett-Packard Company, and the inkjet cartridges, used in some of our older generation products, are purchased from Hewlett-Packard resellers. We believe that Hewlett-Packard supplies these components to many other companies.

     Because we place strong emphasis on product quality and customer satisfaction, we design our quality into products, components and the manufacturing processes. As a result, we have developed quality control programs with our suppliers in our product development and manufacturing operations. Suppliers are encouraged to participate in new product designs. Many of our suppliers' manufacturing capabilities are statistically evaluated to allow for certification and direct shipment to the production floor. We primarily use a "Just-in-Time" program for delivery of some raw materials and subassemblies to manufacturing to minimize these types of inventories. We also use a material requirements planning system that is intended to aid in making "Just-in-Time" decisions. We maintain a level of raw materials which include printer parts for manufacturing and service, ink and media to reduce the risk of late delivery of materials, but there is still a risk that materials could be delivered late and that production flow could be impaired for a period of time.

MARKETING, SALES AND DISTRIBUTION

     We market and sell our products throughout the world primarily through specialty distributors, value-added resellers, also known as VARs, dealers and Original Equipment Manufacturers, also known as OEMs.

     DISTRIBUTORS, VARS AND DEALERS

     In 2000, we moved from a two-tier to a single-tier distribution network in North America relying primarily on VARS. We believe this model allows us to increase our knowledge of our customers and their channel inventories and improves end-user customer satisfaction. Although VARs are, in general, not as well-financed as distributors, any collection risk we may have will be spread over more accounts. In North America, the Company now sells its products directly to a network of approximately 70 major VARs. Our total distribution network of approximately 300 active domestic dealers remains a critical channel to deliver our products to end-users. In addition to our sales and marketing headquarters located in San Diego, California, we have approximately 10 field salespersons residing in Minnesota, New Jersey, Texas, New York, California, and Canada. These salespersons work closely with our regional and local VARs and dealers.

     Internationally, in 2001, we will begin to implement the single-tier distributor network in France, Germany and Italy. This strategy will shift sales from distributors to VARs and allow ENCAD to be more competitive in these markets and increase our knowledge of our customers. We currently plan the network of VARs to be approximately 20 in Germany, 15 in France and 10 in Italy. We currently plan to continue to use distributors in the remainder of the world, although future events may cause us to convert to the single-tier distribution network in selected countries. We maintain Pacific Rim sales offices in Hong Kong and Beijing. We also have subsidiaries located in France, Germany and England to which we pay commissions for sales to customers in countries that they serve. Their revenues, operating profits and identifiable assets are not material. Our dependence on international sales subjects us to the risks associated with conducting business internationally, including currency fluctuations, to the extent they affect local office expenses and product pricing in local markets, general international market conditions, export and import controls, and other governmental regulations.

      All export sales accounted as percentages of net sales are as follows:


                                                        2000            1999         1998
                                                      ----------    ---------    ---------
               Europe, Middle East, Africa               35%             40%          39%

               Asia Pacific                              21              19           15

               Americas, excluding United States          6               6            9
                                                      ----------    ---------    ---------
               Total                                     62%             65%          63%


     Our agreements with our worldwide distributors and VARs generally grant each distributor and VAR the non-exclusive right to distribute our products in its market. Our international distribution agreement provides for payment net 45 days after shipment, by irrevocable letter of credit or by prepayment by wire transfer for international distributors, unless otherwise agreed to by us. In the case of domestic VARs, payment generally is net 30 days upon credit approval, unless otherwise agreed to by us. Any outstanding amounts remain owing subsequent to termination of the agreement. We provide price protection to some of our distributors so that if we reduce the price of our products, a distributor is entitled to a credit for the difference between the reduced price and the price it previously paid for products purchased within a specified time period, and which remain in inventory at the time of the price reduction. As a result, price reductions of our products could have a material adverse effect on results of operations, depending on distributor inventory levels at the time of such price reductions.

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

     In 2000, Laser Graphics accounted for 11% of net sales. In 1999, Tekgraf, Inc. accounted for 13% of net sales. In 1998 no one customer accounted for more than 10% of net sales.

     OEMS

     To expand our distribution channels, we have entered into several OEM arrangements that allow us to better address specific market applications or geographical areas. Sales from OEM arrangements accounted for 17%, 18% and 18% of net sales in 2000, 1999 and 1998, respectively. We annually assess the success of each individual arrangement and believe that, in the aggregate, they will continue to represent a substantial portion of our revenue. We may not be able to retain these existing arrangements or to obtain additional ones. If we are not able to acquire additional OEM partners, the loss of existing OEM partners could adversely affect our financial condition and results of operations.

CUSTOMER SUPPORT

     We consider ongoing support of our products to be an essential element of our business. We have established a customer service and support organization which provides technical support and printer repair to our distributors, VARs, dealers and end-users. Customers have telephone access to technical specialists who respond to printer, software, supplies and applications questions. In addition, we have established Internet access on which we post notes and software updates to provide on-line support and solutions for our customers. We provide a standard one-year warranty against defects in materials and workmanship in our products. We also offer a third party, on-site warranty for selected products in the United States and selected European countries. A maintenance agreement for most products sold in the U.S. is also available at additional cost. Our OEM suppliers do their own warranty service. Any product sold domestically that needs to be repaired may be returned directly to us for repair. International distributors repair our products with us supplying the parts to them directly. Since a large number of our products are the sole color inkjet printers in a facility, we offer next day on-site repair for domestic purchases during the warranty period.

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

     We compete in the wide-format market mainly on the basis of performance and price. Price competition remained intense during 2000. We expect that competition will accelerate in the future. Historically, we have reduced prices on older generation products upon introduction of the newer generation models and in response to other competitive pressures. Our most recent price reduction took effect in June 1999, and additional price reductions will occur in the future. Price reductions will affect gross margin, and may adversely affect our ability to generate positive financial results.

PROPRIETARY RIGHTS

     We rely on a combination of trade secret, copyright, trademark and patent protection, as well as confidentiality and non-disclosure agreements, in order to protect our proprietary rights. We have pursued, and intend to continue to pursue, patent protection for inventions we consider important. We believe our success will also continue to be dependent upon our reputation for unique technology, product innovation, affordability, marketing ability and responsiveness to customers' needs. We currently hold 20 patents related to inkjet technology and design. In 2000, we filed nine patent applications covering our imaging technology. We may not be successful in protecting our proprietary technology. Our proprietary rights may not preclude competitors from developing products or technology equivalent or superior to ours.

     From time to time, various competitors, including Hewlett-Packard, have asserted patent rights relevant to our business. We believe that this may continue. We carefully evaluate each assertion relating to our products. If our competitors are successful in establishing that asserted rights have been violated, we could be forced to obtain a license to market or be prohibited from marketing the products that incorporate such rights. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. If our products should be found to infringe upon the intellectual property rights of others, we could be enjoined from further infringement and be liable for any damages. The measures adopted by us for the protection of our intellectual property may not be adequate to protect our interests. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technologies. For additional discussion concerning ongoing litigation related to our intellectual property, please see "Item 3 - Legal Proceedings" which follows.

EMPLOYEES

     As of February 28, 2001, we employed approximately 381 persons, including 102 in sales, marketing and related activities, 149 in manufacturing and operations, 56 in research, product development and engineering, 34 in technical support and service, and 40 in management, administration and finance. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in our industry and our locale. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

RISKS AND UNCERTAINTIES

     OUR QUARTERLY OPERATING RESULTS CAN FLUCTUATE SIGNIFICANTLY.

     Our quarterly operating results, including net sales, can fluctuate significantly depending on a number of factors. Any one of these factors could have a material adverse effect on our financial condition or results of operations. Factors affecting net sales include:

     o timing of product announcements and subsequent introductions of products by us and our competitors;
     o timing of shipments of our products, including the mix of product families shipped;
     o    market acceptance of new products;
     o    seasonality;
     o    changes in prices by us and our competitors; and
     o    price protection for price reductions offered to customers.

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

     THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING AND WE MAY NOT BE SUCCESSFUL IN COMPETING IN THIS MARKET.

     The markets for our printers and supplies are highly competitive and rapidly changing. Our principal competitor is Hewlett-Packard, which dominates the CAD category of the wide-format inkjet markets and is our principal competition in the graphic arts category. Several new competitors have also entered the market. In addition to direct competition in inkjet printers and related supplies, our products also face competition from other technologies in the wide-format market. The competition to sell ink, media and software products to the customer is also intense. Some of our current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than us. Our ability to compete in the wide-format inkjet market depends on a number of factors within and outside our control, including:

     o the success and timing of product introductions by us and our competitors;
     o    selling prices;
     o    product performance;
     o    product distribution;
     o    marketing ability; and
     o    customer support.

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

     In 2000, we moved from a two-tier to a single-tier distribution network in North America. Internationally, in 2001, we will begin to implement the single-tier distributor network in France, Germany and Italy. This strategy will shift sales from distributors to VARs.

     Actual bad debts of our distributors, VARs, and dealers may in the future exceed recorded allowances resulting in a material adverse effect on our financial condition or results of operations. In order to prevent inventory write-downs, to the extent that OEM customers do not purchase products as anticipated, we may need to convert such products to make them salable to other customers. Such a conversion would increase product costs and would likely result in a delay in selling such products.

     A SIGNIFICANT PORTION OF OUR NET SALES IS DERIVED FROM SALES TO COUNTRIES OUTSIDE THE UNITED STATES AND FACTORS OUTSIDE OUR CONTROL COULD ADVERSELY AFFECT THOSE SALES.

     For the 12 months ended December 31, 2000, 1999, and 1998, sales outside the United States represented approximately 62%, 65%, and 63% of our net sales, respectively. We expect export sales to continue to represent a significant portion of our sales. All of our products sold in international markets are denominated in U.S. dollars; therefore an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets. International sales and operations may also be subject to risks such as:

     o  currency exchange fluctuations;
     o  difficulties in staffing and managing international operations;
     o  collecting accounts receivable;
     o  restrictions on the export of critical technology;
     o  changes in tariffs;
     o  trade restrictions;
     o  export license requirements;
     o  political instability; and
     o  the imposition of governmental controls.

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

     OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND CONSULTANTS.

     Our success is dependent, in part, on our ability to attract and retain qualified management and technical employees. Competition for such personnel is intensifying. The inability to attract additional key employees or the loss of key employees could adversely affect our ability to execute our business strategy. While we do have severance and change in control agreements with certain members of senior management, we do not have employment agreements with them. We may not be able to retain our key personnel. We rely heavily on industry consultants and other specialists to assist and influence decisions, keep abreast of technological and industry advances, and assist in other processes.

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

     The market price of our common stock has fluctuated significantly since our initial public offering in December 1993. We believe factors such as the following could cause further significant volatility in the price of the common stock:

     o  general stock market trends;
     o  adverse results of pending litigation;
     o  announcements of developments related to our business;
     o  fluctuations in our operating results;
     o general conditions in the computer peripheral market or the markets we serve;
     o  general economic conditions;
     o  shortfalls in sales or earnings from securities analysts' expectations;
     o announcements of technological innovations, new inkjet products or enhancements by us or our competitors;
     o  developments in patents or other intellectual property rights; and
     o  developments in our relationships with our customers or suppliers.

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

ITEM 2:  PROPERTIES

     In January 2000, we received cash proceeds of approximately $12 million for a transaction in which we sold our headquarters property, located in San Diego, California, and simultaneously leased the property back for a period of seven years. The property consists of two buildings of approximately 51,000 and 47,000 square feet and houses the principal administrative, research and manufacturing facility. We also lease a 62,000 square foot warehouse near our headquarters. We consider our facilities adequate for our current needs and believe that additional space can be obtained in the future if necessary.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

In November 1998, a class action lawsuit was filed against us in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to the sales of a specified printer product. Class members sought damages caused by the allegedly faulty ink used in the printer, including the cost of the ink, the cost of the third party replacement ink, and damage to printing projects caused by the ink. We believed the claims were without merit and that we could have successfully defended the lawsuit. Nevertheless, we deemed it to be in the best interests of our shareholders and customers to negotiate a settlement, which was approved by the court in March, 2001. While the exact expense of the settlement is not yet ascertainable, a reasonable estimate, based on information available, is $1.5 million. This amount was recorded as an expense in the third quarter of 2000.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended December 31, 2000.

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


                                               2000                           1999
                                  ---------------------------------------------------------
                                       HIGH            LOW          HIGH            LOW
         ==================================================================================
         First Quarter            $     7.313       $   4.438     $    6.813     $    3.500
         Second Quarter           $     6.500       $   2.875     $    7.469     $    5.344
         Third Quarter            $     3.750       $   2.125     $    9.500     $    4.500
         Fourth Quarter           $     2.875       $   1.000     $    7.000     $    4.438
         ==================================================================================


     We had 193 stockholders of record and approximately 4,900 beneficial stockholders as of February 28, 2001.

DIVIDEND POLICY

     Please see "Item 1 - Business - Risks and Uncertainties - We do not pay dividends on the common stock and you will have to rely on increases in its price to get a return on your investment" for a discussion of our dividend policy.

SALES OF UNREGISTERED SECURITIES

     We did not sell securities, including convertible notes, options, and warrants which were not registered under the Securities Act of 1933 within the past year.

ITEM 6:  SELECTED FINANCIAL DATA


                                             FIVE YEAR FINANCIAL DATA
                         (IN THOUSANDS, EXCEPT PER SHARE DATA, PERCENTAGES AND EMPLOYEES)

                                                 2000         1999         1998         1997         1996
===========================================================================================================
RESULTS OF OPERATIONS
     Net sales .............................   $ 93,558     $117,712     $110,055     $149,041     $107,437
     Cost of sales .........................     56,853       66,171       80,646       78,259       56,021
     Gross profit ..........................     36,705       51,541       29,409       70,782       51,416
     Research and development ..............     11,022       12,078       10,894       10,544        8,794
     (Loss) income from operations .........    (12,473)       4,184      (23,668)      26,493       19,572
     Interest expense ......................       (627)        (228)        (436)        (140)          (5)
     Interest income .......................        853           25           24          175          188
     (Loss) income before income tax
     provision (benefit) ...................    (12,247)       3,981      (23,081)      26,528       19,755
     Income tax provision (benefit) ........      1,536          917       (4,775)       9,099        6,902
     Net (loss) income .....................    (13,783)       3,064      (18,306)      17,429       12,853
     (Loss) earnings per share - basic .....   $  (1.17)    $   0.26     $  (1.58)    $   1.53     $   1.15
     (Loss) earnings per share - diluted ...   $  (1.17)    $   0.26     $  (1.58)    $   1.45     $   1.08

MARGINS
     Gross profit ..........................         39%          44%          27%          47%          48%
     Research and development ..............         12           10           10            7            8
     (Loss) income from operations .........        (13)           4          (22)          18           18
     (Loss) income before income tax
     provision (benefit) ...................        (13)           3          (21)          18           18
     Net (loss) income .....................        (15)           3          (17)          12           12

YEAR END FINANCIAL POSITION
     Cash and cash equivalents .............   $ 17,123     $  3,953     $    586     $  1,265     $  6,949
     Accounts receivable - net .............     16,738       30,546       29,603       36,800       19,762
     Inventories ...........................     14,608       11,992       16,205       29,155       13,630
     Property - net ........................     13,140       14,264       15,604       14,825       10,881
     Total assets ..........................     66,728       68,479       72,143       90,295       57,467
     Long term portion of financing
     obligation ............................     11,094           --           --           --           --
     Total current liabilities .............     16,915       15,972       23,787       24,300       14,246
     Stockholders' equity ..................     37,763       51,244       47,543       64,722       43,042
     Working capital .......................     33,377       35,822       31,320       47,818       30,326

CAPITAL MANAGEMENT
     Depreciation and amortization expense .   $  3,070     $  3,266     $  4,093     $  3,709     $  2,726
     Capital expenditures ..................   $  1,946     $  1,926     $  4,872     $  7,653     $ 10,469
     Operating return on average assets ....        (18%)          6%         (29%)         36%          42%
     Return on average equity ..............        (31%)          6%         (33%)         32%          36%
     Current ratio .........................        3.0          3.2          2.3          3.0          3.1
     Inventory turnover ....................        4.3          4.7          3.6          3.7          5.2
     Average days receivable ...............         92           92          109           69           56


HUMAN RESOURCE MANAGEMENT
     Average number of employees ...........        427          413          427          467          355
     Average assets per employee ...........   $    159     $    170     $    190     $    158     $    132
     Sales per employee ....................   $    219     $    285     $    258     $    319     $    303

COMMON SHARES OUTSTANDING*
     Weighted average shares - basic .......     11,827       11,707       11,572       11,390       11,217
     Weighted average shares - diluted .....     11,827       11,883       11,572       12,044       11,871
     Number of shares outstanding at year
     end ...................................     11,893       11,780       11,636       11,501       11,300



* Common shares outstanding are adjusted for the two-for-one stock split in the form of a 100% stock dividend that occurred on May 31, 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except percentages)

     THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 1 - BUSINESS - RISKS AND UNCERTAINTIES." WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

     The following table sets forth, as a percentage of net sales, various consolidated statements of income data for the periods indicated.

CONSOLIDATED STATEMENTS OF INCOME


                                                         2000         1999          1998
                 ===========================================================================
                 NET SALES                                100.0%       100.0%       100.0%
                 COST OF SALES                             60.8         56.2         73.3
                 ---------------------------------------------------------------------------
                 GROSS PROFIT                              39.2         43.8         26.7
                 MARKETING AND SELLING                     26.9         20.4         23.3
                 RESEARCH AND DEVELOPMENT                  11.7         10.3          9.9
                 GENERAL AND ADMINISTRATIVE                13.9          9.6         12.3
                 RESTRUCTURING CHARGES                        -            -          2.7
                 ---------------------------------------------------------------------------
                 (LOSS) INCOME FROM OPERATIONS            (13.3)         3.5        (21.5)
                 INTEREST EXPENSE                         ( 0.7)        (0.2)        (0.4)
                 INTEREST INCOME                            0.9            -            -
                 OTHER INCOME                                 -            -          0.9
                 ---------------------------------------------------------------------------
                 (LOSS) INCOME BEFORE INCOME TAX
                 PROVISION (BENEFIT)                      (13.1)         3.3        (21.0)
                 INCOME TAX PROVISION (BENEFIT)             1.6          0.7         (4.4)
                 ---------------------------------------------------------------------------
                 NET (LOSS) INCOME                        (14.7)         2.6        (16.6)
                 ===========================================================================


RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 2000 AND 1999

     Our 2000 net sales decreased 21% from 1999 net sales. This decrease was due to increased pressure on selling prices as well as the introduction of the NovaJet 850 in the third quarter, which caused customers to delay purchases. In 2000, supplies sales decreased 3% from 1999, and accounted for approximately 39% of 2000 net sales versus 32% in 1999. The decrease in supplies sales was due to lower media sales caused by our de-emphasis of lower margin media products. We plan to continue to focus our supplies selling efforts on higher margin ink products. A decline in OEM performance also contributed to the overall decrease in net sales for 2000, accounting for 17% of product sales during 2000 and 18% during 1999. Part of this decline can be attributed to the fact that the NovaJet 850 was not made available to OEMs to sell until the first quarter of 2001.

     One customer accounted for 11% of sales during 2000 whereas one customer accounted for 13% of product sales in 1999. International sales accounted for approximately 62% and 65% of our product sales in 2000 and 1999, respectively.

     During 2000, the Company incurred one-time severance related costs of approximately $1,642 as a result of a reduction of the Company's workforce to reflect current and expected business conditions. The severance costs include six officer and 22 middle manager and staff level positions. The severance costs were classified as $753 to general and administrative expense, $619 to sales and marketing expense, $164 to cost of sales, and $106 to research and development expense. These severance costs include payments under the Company's severance policy or, in the case of certain officers, individual severance agreements, related payroll taxes and outplacement expenses. At December 31, 2000, $886 remained to be paid, comprised primarily of installment severance payments which will be paid in 2001.

     Cost of sales includes standard costs related to product shipments, including materials, labor and overhead, inventory reserves and manufacturing variances, and other direct or allocated costs involved in the manufacture, delivery, support and maintenance of products. Cost of sales as a percentage of net sales increased to 61% in 2000, from 56% in 1999. Our future success will depend on our ability to continue to develop and manufacture competitive higher margin products and achieve cost reductions for our existing products.

     Marketing and selling expenses in 2000 were 27% of net sales compared to 20% in 1999 and increased by 5% in absolute dollars from 1999. This increase was due to increased spending for advertising and tradeshows to increase our industry-wide profile while shifting our North American distribution channel from a two-tier to a single-tier channel.

     2000 research and development spending declined by 9% in absolute dollars over 1999 and increased to 12% of net sales in 2000 from 10% of net sales in 1999. The decrease of $1,056 was due to a reduced reliance upon outside consultants in the product development process. We expect to continue to invest significant resources in our strategic programs and enhancements to existing products and consequently expect that research and development expenses will remain at levels consistent with prior periods.

     2000 general and administrative expenses increased by 15% compared to 1999 and were 14% of net sales in 2000 compared to 10% in 1999. This increase was primarily due to the litigation settlement costs discussed in the next paragraph and to the severance costs discussed above. These were partially offset by lower labor expenses in the second half of the year which are expected to continue in 2001. We expect that with the settlement of the significant litigation matters and the management reductions, general and administrative expenses will decline in 2001.

     In November 1998, a class action lawsuit was filed against us in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to the sales of a specified printer product. Class members sought damages caused by the allegedly faulty ink used in the printer, including the cost of the ink, the cost of the third party replacement ink, and damage to printing projects caused by the ink. We believed the claims were without merit and that we could have successfully defended the lawsuit. Nevertheless, we deemed it to be in the best interests of our shareholders and customers to negotiate a settlement, which was approved by the court. While the exact amount of the expense to be incurred by us is not certain, a reasonable estimate, based on information currently available, is $1,500. This amount was recorded as an expense in the third quarter of 2000.

     Interest expense in 2000 totaled $627 compared to $228 in 1999. Decreased borrowings under our line of credit arrangement were offset by imputed interest on our financing obligation related to the sale of our Headquarters property. Interest income in 2000 totaled $853 compared to $25 in 1999. Investment of excess cash yielded the additional interest income in 2000.

     The recording of income tax expense during 2000, instead of a tax benefit that typically accompanies a loss before taxes, is due to an increase in the valuation allowance against our deferred tax asset. Based upon our history of prior earnings (losses) and our current estimates for future years, we deemed that the current benefit, as well as previously recorded income tax benefits, may not be realized. Consequently, the deferred tax asset valuation allowance, which provides for future tax benefits that may not be realized, was increased.

     The previously described elements caused 2000 net loss to stand at $13,783 compared to a 1999 net income of $3,064.

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

     Cost of sales includes standard costs related to product shipments, including materials, labor and overhead, inventory reserves and manufacturing variances, and other direct or allocated costs involved in the manufacture, delivery, support and maintenance of products. Cost of sales as a percentage of net sales decreased to 56% in 1999, from 73% in 1998, causing a comparable increase in gross margin percentages. During 1998 we incurred total charges of $8,928 related to inventory and related charges for unprofitable products, including Croma24 and several lines of media. This improvement reflected the result of our efforts to reduce material costs, as well as the higher gross margins we realized on our newly introduced products.

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

     General and administrative expenses were 10% of net sales in 1999 compared to 12% in 1998. This decrease was primarily related to a lower amount of bad debt expense and lower staffing costs offset somewhat by higher than normal legal expenses associated with litigation.

     Interest expense in 1999 totaled $228 compared to $436 in 1998. Decreased borrowings under our line of credit arrangement caused the decrease in interest expense.

     Interest income in 1999 totaled $25 compared to $24 in 1998.

     The effective income tax rate in 1999 was 23%, compared to 21% in 1998. The higher rate was due primarily to the recording of the deferred tax asset allowance previously described in 1998.

     The previously described elements caused 1999 net income to stand at $3,064 compared to a 1998 net loss of $18,306.

LIQUIDITY AND CAPITAL RESOURCES

     We historically fund our operations primarily through cash flow provided from operations. As of December 31, 2000, we had cash and cash equivalents totaling $17,123, and working capital of $33,377. In comparison, we had cash and cash equivalents totaling $3,953, and working capital of $35,822 as of December 31, 1999. The increase in cash and cash equivalents was due primarily to the sale and subsequent leaseback of our headquarters property.

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

     At December 31, 2000, net accounts receivable decreased by $13,809 over 1999's year end balance of $30,546. The decrease was related to decreased sales in 2000 and increased collection efforts.

     We invest our excess cash in money market accounts and have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not experienced, to date, any significant losses on our short-term investments. During 2000, we invested cash in short-term investments which generated interest income of $853.

     Inventory levels increased by $2,616 at December 31, 2000 from $11,992 at the end of 1999. The increase is attributable to an increase in NovaJet 850 inventory in anticipation of its launch in October 2000.

     In the years ended December 31, 2000 and 1999, we made capital expenditures of $1,946 and $1,926, respectively. 2000 expenditures were primarily for computers and related systems, and tooling relating to new products.

     At December 31, 2000, we had available a $15,000 revolving line of credit which expires in April 2002. The line bears interest at the bank's prime rate (9.50% at December 31, 2000) or at our option, a rate based on the London Interbank Offered Rate (6.56% at December 31, 2000) plus 1.25% on outstanding balances. We pay a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to our maintaining financial covenants including working capital and tangible net worth ratios. No amounts were outstanding under the line of credit at December 31, 2000 and 1999. We are currently not in compliance with certain conditions required under the line and are renegotiating a waiver to address the non-compliance issue, however, we may be unable to negotiate a waiver on acceptable terms.

     We lease certain facilities and equipment under operating leases which expire over the next five years. Most of these operating leases provide us with the option after the initial lease term to renew the lease at the then fair rental value for periods ranging from one month to four years. Generally, we expect that leases will be renewed in the normal course of business.

     In January 2000, we received cash proceeds of approximately $12,000 for a transaction in which we sold our headquarters property in San Diego, California, and leased the property back for a period of seven years. The leaseback was accounted for as a financing arrangement. We recorded the gross sale proceeds of $12,200 as a liability, continued to report the buildings, land and building improvements, with a net book value of $6,483 as assets and continued to depreciate the property. Rent payments, exclusive of an interest portion, decreased the financing obligation with a portion of the rent payments being recorded as interest expense.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Our only financial instruments with market risk exposure are domestic revolving line of credit borrowings, of which no amounts were outstanding at December 31, 2000. The amount of variable rate debt fluctuates during the year based upon our cash requirements. There were no borrowings on the line of credit during 2000.

     These instruments are non-trading in nature and carry interest at the bank's prime rate (9.50% at December 31, 2000) or at our option, a rate based on the London Interbank Offered Rate (6.56% at December 31, 2000) plus 1.25%. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

     FOREIGN CURRENCY RISK. We conduct business on a global basis and in 2000 all of our products sold in international markets were denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and we expect export sales to continue to represent a significant portion of our sales. In 2000, we began to denominate sales in Euros to qualified European dealers.

     Our international business is subject to risks typical of an international business, including, but not limited to:

     o  currency exchange fluctuations;
     o  difficulties in staffing and managing international operations;
     o  collecting accounts receivable;
     o  restrictions on the export of critical technology;
     o  changes in tariffs;
     o  trade restrictions;
     o  export license requirements;
     o  political instability; and
     o  the imposition of government controls.

     Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

     Our sales offices in France, Germany, the United Kingdom, China and Japan, incur costs which are denominated in local currencies. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of exchange rate fluctuations on our 2000 results was not material.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Part IV, Item 14(a)(1) and (2).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the Proxy Statement in the sections entitled "Election of Directors," "Executive Officers."

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement in the section entitled "Compensation of Executive Officers," "Summary Compensation Table," "Board of Directors," "Report of the Compensation Committee on Executive Compensation."

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


(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT ON FORM 10-K:

     (1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of ENCAD, Inc. and Independent Auditors' Report are included in a separate section of this Report beginning on page F-1:


                                                                                                          Page
               Description                                                                               Number
               -----------                                                                               ------
               Independent Auditors' Report.................................................................F-2

               Consolidated Balance Sheets as of December 31, 2000 and 1999.................................F-3

               Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998...F-4

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
                  1999 and 1998.............................................................................F-5

               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...F-6

               Notes to Consolidated Financial Statements...................................................F-7


     (2) FINANCIAL STATEMENT SCHEDULES. Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included.

     (3)  Exhibits:


      Exhibit
      Number      Description
      -------     -----------
        3.1       Certificate of Incorporation of the Company (filed as
                    Exhibit 3.1). (1)
        3.2       Bylaws of the Company (filed as Exhibit 3.2). (1)
        3.3       Certificate of Designation for Series A Junior Participating
                    Preferred Stock (filed as Exhibit 3.2).(2)
        4.1       Rights Agreement, dated as of March 19, 1998, between the
                  Company and Harris Trust Company of California, which
                  includes the Form of Certificate of Designation for the
                  Series A Preferred Stock as Exhibit A, the Form of Rights
                  Certificate as Exhibit B and the Summary of Rights to
                  Purchase Shares as Exhibit C. (2)
        4.2       First Amendment to the Company's Rights Agreement.(3)
       10.1       Form of Distributor Agreement (Domestic) (filed as Exhibit
                    10.14). (4)
       10.2       Form of International Distributor Agreement (filed as
                    Exhibit 10.15). (4)
       10.3       Form of OEM Agreement (filed as Exhibit 10.16). (4)
     + 10.4       The Company's 1993 Stock Option/Stock Issuance Plan, as
                    amended (filed as Exhibit 99.1). (5)
     + 10.5       1993 Employee Stock Purchase Plan, as amended (filed as
                    Exhibit 99.1). (14)
     + 10.6       Form of Indemnification Agreements between the Company and each of its directors (filed as Exhibit 10.15). (7)
     + 10.7       Form of Indemnification Agreements between the Company and each of its officers (filed as Exhibit 10.16). (7)
     + 10.8       Form of Severance Letter Agreements between the Company and each of its officers (filed as Exhibit 10.19). (8)
     + 10.9       Amendment to Form of Severance Letter Agreements between the
                    Company and David A. Purcell (filed as Exhibit 10.18). (13)



     + 10.10      Amendment to Form of Severance Letter Agreements between the
                    Company and each of its officers (filed as Exhibit
                    10.19).(13)
     + 10.11      Form of Severance Letter Agreements between the Company and each of its vice presidents (filed as Exhibit 10.20).(13)
       10.12      1997 Supplemental Stock Option Plan (filed as Exhibit 99.2).
                    (5)
     + 10.13      1998 Stock Option Plan (filed as Exhibit 99.1).(9)
     + 10.14      Form of Senior Executive 1999 Annual Performance Bonus
                    between the Company and each of its Officers (filed as
                    Exhibit 10.25). (10)
     + 10.15      ENCAD, Inc. 1999 Stock Option/Stock Issuance Plan (filed as
                    Exhibit 99.1).(11)
     + 10.16      Executive Life Program, Collateral Assignment Split Dollar
                    Agreement Between the Company and David A. Purcell, dated
                    December 1, 1999 (filed as Exhibit 10.42). (13)
     + 10.17      Split Dollar Collateral Assignment Between the Company and
                    David A. Purcell, dated December 1, 1999 (filed as Exhibit
                    10.43). (13)

       10.18      Agreement for Purchase and Sale of Real Property and Escrow
                    Instructions, ENCAD Corporate Headquarters ("Agreement for
                    Purchase and Sale"), Between the Company and Birtcher
                    Properties, a California Corporation, dated August 5, 1999, as amended pursuant to the First Amendment to Agreement for
                    Purchase and Sale, dated effective as of September 30, 1999, the Second Amendment to Agreement for Purchase and Sale,
                    dated October 18, 1999, the Third Amendment to Agreement for
                    Purchase and Sale, dated October 26, 1999, the Fourth
                    Amendment to Agreement for Purchase and Sale, dated November
                    9, 1999, the Fifth Amendment to Agreement for Purchase and
                    Sale, dated November 16, 1999, the Sixth Amendment to
                    Agreement for Purchase and Sale, dated November 19, 1999,
                    and the Seventh Amendment to Agreement for Purchase and
                    Sale, dated November 23, 1999 (filed as Exhibit 10.44). (13)
       10.19      Lease Agreement dated October 15, 1999 between the Company and Birtcher Cornerstone, L.P., a Delaware Limited
                    Partnership (filed as Exhibit 10.45). (13)
+      10.20      Form of Senior Executive 2000 Annual Performance Bonus
                    between the Company and each of its officers.
       10.21      Credit Agreement between Sanwa Bank California and Company. (12)
       10.22      Settlement and Patent Cross-License Agreement between
                    Hewlett-Packard Company and the Company. (12)
       10.23      Amendment Number 1 to Lease Agreement dated October 15, 1999 between the Company and Birtcher Cornerstone, L.P., a
                    Delaware Limited Partnership.
       21.1       Subsidiaries.
       23.1       Independent Auditors' Consent, Deloitte & Touche LLP.
       24.1       Power of Attorney.   (See page 23)

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

(10) Filed as exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(11) Filed as exhibit to Registrant's Registration Statement on Form S-8 (No. 333-85143) and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(13) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(14) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-57758) and incorporated herein by reference.

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

ENCAD, Inc.


By         /s/  Terry Vandewarker                           March 28, 2001
  ---------------------------------------------------
        Terry Vandewarker
        President and Chief Executive Officer

By        /s/   Todd W. Schmidt                             March 28, 2001
  ---------------------------------------------------
        Todd W. Schmidt
        Chief Financial Officer

                                POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Terry Vandewarker or Thomas L. Green, his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         SIGNATURE                                       TITLE                           DATE


  /s/ Terry Vandewarker                   President and Chief Executive Officer     March 28, 2001
--------------------------------------       (Principal Executive Officer)
           (Terry Vandewarker)


  /s/ David A. Purcell                       Chairman of the Board                  March 28, 2001
--------------------------------------
           (David A. Purcell)


  /s/ Craig S. Andrews                                 Director                      March 28, 2001
--------------------------------------
           (Craig S. Andrews)


  /s/ Ronald J. Hall                                   Director                      March 28, 2001
--------------------------------------
           (Ronald J. Hall)


  /s/ Howard L. Jenkins                                Director                      March 28, 2001
--------------------------------------
           (Howard L. Jenkins)


  /s/ Charles E. Volpe                                 Director                      March 28, 2001
--------------------------------------
           (Charles  E. Volpe)



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

           Consolidated Statements of Cash Flows........................................F-6

           Notes to Consolidated Financial Statements...................................F-7


                                   ENCAD, INC.
                          INDEPENDENT AUDITORS' REPORT






                  To the Board of Directors and Stockholders of ENCAD, Inc.

                       We have audited the accompanying consolidated balance
                  sheets of ENCAD, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                       In our opinion, such consolidated financial statements
                  present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                  /s/ DELOITTE & TOUCHE LLP

                  SAN DIEGO, CALIFORNIA
                  FEBRUARY 20, 2001

                                   ENCAD, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                        2000        1999
==========================================================================================================
ASSETS
CURRENT ASSETS:

         Cash and cash equivalents                                                 $   17,123  $    3,953
         Accounts receivable - net                                                     16,738      30,546
         Income taxes receivable                                                            -         281
         Inventories                                                                   14,608      11,992
         Deferred income taxes                                                            733       4,004
         Prepaid expenses                                                               1,090       1,018
----------------------------------------------------------------------------------------------------------
              Total current assets                                                     50,292      51,794
         Property - net                                                                13,140      14,264
         Other assets                                                                   2,074       2,421
         Restricted cash                                                                1,222           -
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $   66,728  $   68,479
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                          $    8,056  $    7,882
         Accrued expenses and other liabilities                                         8,278       8,090
         Current portion of financing obligation                                          581           -
----------------------------------------------------------------------------------------------------------
              Total current liabilities                                                16,915      15,972
LONG TERM PORTION OF FINANCING OBLIGATION                                              11,094           -
OTHER LIABILITIES                                                                         956       1,263
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Preferred stock - $.001 par value, 5,000 shares authorized: Series A
              Junior Participating Preferred Stock - no shares issued
              and outstanding                                                               -           -
         Common stock - $.001 par value, 60,000 shares authorized, 11,893 and
              11,780 shares issued and outstanding in 2000 and 1999 respectively           12          12
         Additional paid-in capital                                                    19,643      19,341
         Retained earnings                                                             18,108      31,891
----------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                               37,763      51,244
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   66,728  $   68,479
==========================================================================================================


See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                       2000            1999            1998
===============================================================================================================
Net sales                                                          $    93,558     $   117,712    $   110,055
Cost of sales                                                           56,853          66,171         80,646
---------------------------------------------------------------------------------------------------------------
Gross profit                                                            36,705          51,541         29,409
---------------------------------------------------------------------------------------------------------------
Marketing and selling                                                   25,141          23,983         25,745
Research and development                                                11,022          12,078         10,894
General and administrative                                              13,015          11,296         13,504
Restructuring charges                                                        -               -          2,934
---------------------------------------------------------------------------------------------------------------
Operating costs and expenses                                            49,178          47,357         53,077
---------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                          (12,473)          4,184        (23,668)
Interest expense                                                          (627)           (228)          (436)
Interest income                                                            853              25             24
Other income                                                                 -               -            999
---------------------------------------------------------------------------------------------------------------
(Loss) income before income tax provision (benefit)                    (12,247)          3,981        (23,081)
Income tax provision (benefit)                                           1,536             917         (4,775)
---------------------------------------------------------------------------------------------------------------
Net (loss) income                                                  $   (13,783)    $     3,064    $   (18,306)
===============================================================================================================
(Loss) earnings per share - basic                                  $     (1.17)    $      0.26    $     (1.58)
===============================================================================================================
(Loss) earnings per share - diluted                                $     (1.17)    $      0.26    $     (1.58)
===============================================================================================================
Weighted average common shares outstanding - basic                      11,827          11,707         11,572
===============================================================================================================
Weighted average common shares outstanding - diluted                    11,827          11,883         11,572
===============================================================================================================


See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                   COMMON STOCK          ADDITIONAL
                                               ----------------------      PAID-IN       RETAINED
                                                 SHARES       AMOUNT       CAPITAL       EARNINGS      TOTAL
=================================================================================================================
BALANCE, JANUARY 1, 1998                         11,501     $      12     $  17,577     $   47,133   $   64,722
       Common stock issued under stock
          option and purchase plans,
          including related tax benefits            135             -         1,127              -        1,127
       Net loss                                                                            (18,306)     (18,306)
-----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                       11,636            12        18,704         28,827       47,543
       Common stock issued under stock
            option and purchase plans,
            including related tax benefits          144             -           637              -          637
       Net income                                                                            3,064        3,064
-----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                       11,780            12        19,341         31,891       51,244
       Common stock issued under stock
            option and purchase plans,
            including related tax benefits          113             -           302              -          302
       Net loss                                                                            (13,783)     (13,783)
-----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                       11,893     $      12     $  19,643     $   18,108    $  37,763
=================================================================================================================


See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                 2000           1999           1998
========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                                      $  (13,783)    $    3,064      $(18,306)
       Adjustments  to  reconcile  net  (loss)  income  to cash  provided  by operating activities:
            Depreciation and amortization                                         3,070           3,266         4,093
            Provision for losses on accounts receivable and inventories            (372)         (1,444)       12,479
            Tax benefit from exercise of stock options                               10              25           267
            Changes in assets and liabilities:
                Accounts receivable                                              13,542            (539)        4,208
                Income taxes receivable                                             281           2,122        (2,403)
                Inventories                                                      (1,978)          4,713         4,000
                Deferred income taxes                                             3,271           2,021        (1,641)
                Prepaid expenses and other assets                                   275          (1,182)        1,609
                Accounts payable                                                    174          (3,903)         (584)
                Accrued expenses and other liabilities                             (119)          2,538        (3,128)
------------------------------------------------------------------------------------------------------------------------
                    Cash provided by operating activities                         4,371          10,681           594
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property                                                     (1,946)         (1,926)       (4,872)
------------------------------------------------------------------------------------------------------------------------
                    Cash used in investing activities                            (1,946)         (1,926)       (4,872)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options and sale of stock under
          employee stock purchase plan                                              292             612           860
       Increase in restricted cash                                               (1,222)              -             -
       Additions to financing obligation                                         12,200               -             -
       Payments on financing obligation                                            (525)              -             -
       Net borrowings under line of credit                                            -          (6,000)        2,739
------------------------------------------------------------------------------------------------------------------------
                    Cash provided by (used in) financing activities              10,745          (5,388)        3,599
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             13,170           3,367          (679)
Cash and cash equivalents at beginning of year                                    3,953             586         1,265
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $  17,123      $    3,953       $   586
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash received (paid) during the year for income taxes                  $   2,286       $   3,412     $  (1,426)
       Cash paid during the year for interest                                      (627)           (250)         (379)
========================================================================================================================


See Notes to Consolidated Financial Statements.

                                   ENCAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY ENCAD, Inc. and its subsidiaries (collectively, the "Company") are engaged principally in the design, development, manufacture and sale of wide-format color inkjet printers and related supplies for the graphic arts, computer-aided design, geographic information systems and textile markets. The Company markets and sells its products domestically and internationally primarily through specialty distributors, dealers, value-added resellers and original equipment manufacturers.

     PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances have been eliminated in consolidation.

     CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

     INVENTORIES Inventories are stated at the lower of cost (first-in, first-out method) or market value.

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

     INCOME TAXES Deferred income taxes are reported in the Company's financial statements utilizing the asset and liability method. Under this method, deferred income taxes are determined based on enacted tax rates applied to the differences between the financial statement and tax bases of assets and liabilities.

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

     ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ACCOUNTING FOR STOCK-BASED COMPENSATION SFAS No. 123, "Accounting for Stock-Based Compensation" requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on the net income and earnings per share. See Note 9.

     EARNINGS PER SHARE Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus all dilutive potential common shares that were outstanding for the period.

     The following table is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share data):


                                                                2000          1999           1998
        ============================================================================================
        Net (loss) income                                   $   (13,783)  $     3,064   $   (18,306)
        --------------------------------------------------------------------------------------------
        (Loss) earnings per share - basic                   $    (1.17)   $      0.26   $     (1.58)
        --------------------------------------------------------------------------------------------
        Basic weighted average common
               shares outstanding                                11,827        11,707        11,572
        Effect of dilutive securities:
               Stock options                                          -           176             -
        --------------------------------------------------------------------------------------------
        Diluted weighted average number of common
              and shares plus all dilutive potential common
              shares that were outstanding for the period       11,827         11,883        11,572
        --------------------------------------------------------------------------------------------
        (Loss) earnings per share - diluted                 $    (1.17)   $      0.26   $     (1.58)
        ============================================================================================


     For 2000 and 1998, options to purchase 1,881 and 1,446 shares, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

     COMPREHENSIVE INCOME There are no material current differences between net income and comprehensive income and, accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

     RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until the Company's first quarter beginning January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on its consolidated financial statements.

     Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's consolidated financial position or the results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN No. 44 did not have a material impact the Company's consolidated financial position or the results of operations.

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

     RECLASSIFICATIONS Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

2.   BALANCE SHEET DETAILS (in thousands)


                                                                                  DECEMBER 31,
                                                                        -----------------------------
                                                                              2000           1999
           ==========================================================================================
           ACCOUNTS RECEIVABLE:
           Trade receivables                                              $   18,603      $  32,159
           Allowance for doubtful accounts                                    (2,158)        (2,500)
           ------------------------------------------------------------------------------------------
           Net trade accounts receivable                                      16,445         29,659
           Receivables from vendors                                               85            743
           Other accounts receivable                                             208            144
           ------------------------------------------------------------------------------------------
           Total                                                          $   16,738      $  30,546
           ==========================================================================================

           INVENTORIES:
           Raw materials                                                  $    6,622      $   6,017
           Work-in-process                                                        72            131
           Finished goods                                                      7,914          5,844
           ------------------------------------------------------------------------------------------
           Total                                                          $   14,608      $  11,992
           ==========================================================================================

           PROPERTY:
           Computer equipment and software                                $   13,182      $  12,363
           Machinery and equipment                                             7,130          6,488
           Buildings and improvements                                          6,210          6,210
           Furniture and fixtures                                              2,272          2,398
           Land                                                                1,250          1,250
           ------------------------------------------------------------------------------------------
                                                                              30,044         28,709
           Accumulated depreciation and amortization                         (16,904)       (14,445)
           ------------------------------------------------------------------------------------------
           Total                                                          $   13,140      $  14,264
           ==========================================================================================

           ACCRUED EXPENSES AND OTHER LIABILITIES:
           Warranty                                                       $    2,645      $   2,573
           Compensation and vacation pay                                       2,310          4,021
           Litigation settlement                                               1,500              -
           Severance                                                             886              -
           VAR programs                                                          730            582
           Other                                                                 139            695
           Income taxes payable                                                   68              -
           Restructuring charges                                                   -            219
           ------------------------------------------------------------------------------------------
           Total                                                          $    8,278      $   8,090
           ==========================================================================================


3.   RESTRICTED CASH (in thousands)

     At December 31, 2000, the Company had a $1,222 collateral deposit to secure a letter of credit required by the headquarters property lease. This deposit is invested in money market funds. The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment.

4.   REVOLVING LINE OF CREDIT (in thousands)

     At December 31, 2000, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at December 31, 2000 or 1999. The line bears interest at the bank's prime rate (9.50% at December 31, 2000) or, at the Company's option, a rate based on the London Interbank Offered Rate (6.56% at December 31, 2000) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth. The Company is currently not in compliance with certain conditions required under the line and is renegotiating a waiver to address the non-compliance issue, however, the Company may be unable to negotiate a waiver on terms acceptable to the Company.

5.   COMMITMENTS AND CONTINGENCIES (in thousands)

     From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the usual course of business. It is the opinion of Company management that the outcome of such matters will not have a material adverse affect on the Company's financial statements or business.

     In November 1998, a class action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to the sales of a specified printer product. Class members sought damages caused by the allegedly faulty ink used in the printer, including the cost of the ink, the cost of the third party replacement ink, and damage to printing projects caused by the ink

     The Company believed the claims were without merit and that it could have successfully defended the lawsuit. Nevertheless, Company management deemed it to be in the best interests of its shareholders and customers to negotiate a settlement, which was approved by the court in March, 2001. While the exact expense of the settlement is not yet ascertainable, a reasonable estimate, based on information available, is $1,500. This amount was recorded as an expense in the third quarter of 2000.

     The Company leases certain facilities and equipment under operating leases which expire over the next five years. Most of these operating leases provide the Company with the option after the initial lease term to renew its lease at the then fair rental value for periods ranging from one month to four years. Generally, management expects that leases will be renewed in the normal course of business.

     Minimum payments for operating leases having initial or remaining noncancelable terms of one year or more are as follows: 2001 - $1,128; 2002 - $889; 2003 - $715; 2004 - $608; 2005 - $433; Total - $3,773.

     Total rent expense under operating leases was approximately $1,126, $796 and $982 for the years ended December 31, 2000, 1999 and 1998, respectively.

6.   FINANCING OBLIGATION (in thousands)

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

     Because of the Company's continuing involvement on the buyer-lessor's behalf in the form of the letter of credit, the transaction was accounted for as a financing arrangement. Rent payments, exclusive of an interest portion, decrease the financing obligation with a portion of the rent payments recorded as interest expense.

     The following is a schedule by year of future minimum payments under the financing obligation, together with the present value of the net minimum payments for the years ending December 31:


                  2001                                               $ 1,319
                  2002                                                 1,414
                  2003                                                 1,465
                  2004                                                 1,523
                  2005                                                 1,571
                  Thereafter                                           7,852
                                                                     -------
                  Total minimum payments                              15,144
                  Amount representing interest                        (3,469)
                                                                     -------
                  Present value of net minimum payments               11,675
                  Less: Current portion of financing obligation         (581)
                                                                     -------
                  Long term portion of financing obligation          $11,094
                                                                     =======


     Of the $7,852 amount due after 2005, $6,099 represents the residual value of the property and the deferred gain on its sale.

7.   RESTRUCTURING COSTS (in thousands)

     On October 26, 1998, the Company's Board of Directors agreed to a plan of reorganization and the restructuring of its printer and supplies business units into one business unit, the Digital Imaging Systems business unit. In the quarter ended December 31, 1998, the company estimated and recorded a restructuring charge of $2,934. The plan of reorganization and restructuring, which was deemed necessary to facilitate the Company's strategy of developing and delivering value-added digital imaging solutions directed at niche vertical market applications, included costs of workforce reductions, including the elimination of senior management positions, of approximately 60 people and the consolidation of excess sales facilities. While selling and marketing staff were the primary focus of the reduction, research and development and administrative staff were also affected. The Company made cash payments of $1,878 and $837 for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 2000, the Company made a cash payment of $171 and reversed $48 of restructuring reserves. As of December 31, 2000, the restructuring was completed.

8.   INCOME TAXES (in thousands except for percentages)

     The tax effects of items comprising the Company's net deferred income tax asset are as follows:


                                                                                         DECEMBER 31,
                                                                              --------------------------
                                                                                     2000          1999
             ===========================================================================================
             Non deductible reserves and accruals                                $   4,380     $  5,326
             Restructuring accrual                                                     360          124
             Differences between book and tax basis in inventory and                    83        1,134
                  property
             Accrued co-op advertising                                                 188          237
             State taxes                                                              (865)        (731)
             Tax losses and credits                                                  4,952          797
             Gain on sale of building                                                1,932            -
             Other                                                                     603          517
             -------------------------------------------------------------------------------------------
             Total deferred tax asset                                               11,633        7,404
             Valuation allowance                                                   (10,900)      (3,400)
             -------------------------------------------------------------------------------------------
             Net deferred tax asset                                              $     733     $  4,004
             ===========================================================================================


     The net deferred tax asset is classified as a current asset.

     As of December 31, 2000, the Company had a state operating loss carry forward of approximately $6,717 which expires in 2003, 2004 and 2005. The Company also had a federal operating loss carry forward of approximately $11,019 which expires in 2020.

     Deferred income taxes are provided to reflect the future tax consequences of differences between the book and tax basis of assets and liabilities. The Company's deferred tax asset consists primarily of book and tax differences in accruals and reserves, as well as the benefit for loss carry forwards. Under SFAS No. 109, "Accounting for Income Taxes," the Company is required to place a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The valuation allowance is principally composed of future tax benefits that are not expected to be available for a carry forward to offset future taxable income. To the extent that future taxable income is dependent on new products, the Company believes it would not be prudent to rely on the related future income for the realization of deferred tax benefits and accordingly has an allowance recorded.

     The components of income before income tax expense and income taxes attributable to foreign operations are not material. The components of the provision for income taxes are as follows:


                                                                             YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                     2000          1999         1998
             ===========================================================================================
              CURRENT (BENEFIT) EXPENSE:
                   Federal                                     $   (1,847)   $   (1,181)   $  (3,314)
                   State                                              114            78          180
                   Foreign                                             (3)            -            -
              DEFERRED EXPENSE (BENEFIT):
                   Federal                                          2,279         2,184       (1,272)
                   State                                              993          (164)        (369)
             ------------------------------------------------------------------------------------------
              Total                                            $    1,536    $      917    $  (4,775)
             ===========================================================================================


     The effective rate of the provision for income taxes differs from the federal statutory rate because of the effect of the following items:


                                                                          YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                               2000           1999               1998
             ===========================================================================================
              Statutory rate                                     34.0%          34.0%          34.0%
              State income taxes, net of federal benefit          2.1            4.5            3.3
              Benefit of foreign sales corporation, net of tax      -           (2.1)             -
              Research and development tax credit                   -           (4.5)             -
              Valuation allowance                               (47.7)          (5.5)         (15.6)
              Other                                              (0.9)          (3.4)          (1.0)
             -------------------------------------------------------------------------------------------

              Effective rate                                    (12.5%)         23.0%          20.7%
             ===========================================================================================


9. EMPLOYEE BENEFIT PLANS (in thousands except for percentages and average and per share data)

     The number of shares authorized under the following plans and the number of shares outstanding under those plans will be appropriately adjusted in the event of certain changes in the Company's capital structure, such as stock dividends or splits, or other recapitalizations.

     1993 EMPLOYEE STOCK PURCHASE PLAN Under this plan, for which 720 shares of common stock have been reserved for issuance, eligible employees may elect up to 10% of their base cash compensation to be deducted each pay period for the purchase of the Company's common stock. On the last business day of each calendar quarter, shares of common stock are purchased with the employees' payroll deductions, at a price per share of 85% of the lesser of the closing market price of the common stock on the purchase date, or the closing market price on the first day of the purchase period. Participants may not purchase more than 8 shares of common stock and not more than $25 worth of common stock in any one calendar year. The plan will terminate on January 1, 2003. In 2000, 1999 and 1998, 107,

99, and 80 shares, respectively, were issued, at average prices ranging from $1.19 to 4.09, $3.08 to $4.89, and $3.08 to $11.05, respectively.

     1993 STOCK OPTION/STOCK ISSUANCE PLAN Under this plan, for which 1,799 shares of common stock have been reserved for issuance, employees, officers, directors and consultants may be granted incentive or non-qualified stock options. All outstanding options under any of the Company's previous stock option plans were incorporated into this plan but will continue to be governed by the terms and conditions under which those options were granted. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 2000 are exercisable quarterly over four years and expire in ten years.

     1997 SUPPLEMENTAL STOCK OPTION PLAN Under this plan, for which 355 shares of common stock have been reserved for issuance, employees other than executive officers, consultants and independent advisors, may be granted non-qualified stock options. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 2000 are exercisable quarterly over four years and expire in ten years.

     1998 STOCK OPTION PLAN Under this plan, for which 575 shares of common stock have been reserved for issuance, employees, including officers, consultants, independent advisors and directors of the corporation, may be granted incentive or non-qualified stock options. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 2000 are exercisable quarterly over four years and expire in ten years.

     NON-PLAN OPTIONS In 1998 the Company's Board granted options to the Company's Chief Information Officer and the General Manager, Digital Imaging Solutions, respectively. The Chief Information Officer was granted 30 shares at an exercise price of $26.13, the fair market value on the date of the grant. The General Manager, Digital Imaging Solutions business unit, was granted 75 shares at an exercise price of $13.88, the fair value on the date of the grant. All shares were subsequently canceled subject to each employee's termination of employment with the Company.

     RE-GRANTING OF STOCK OPTIONS On May 12, 1998, the Stock Option Committee of the Board of Directors approved a stock option re-granting program pursuant to which employees, excluding officers, of the Company could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price equal to the closing price of the Company's common stock on May 22, 1998. Approximately 200 shares were eligible for repricing, of which 198 were repriced at an exercise price of $10.56. The new options vested quarterly over four years from the date of re-grant and expire in ten years and would have become fully vested on May 22, 2002. These options were subsequently canceled because on November 13, 1998, the Stock Option Committee of the Board of Directors approved a stock option re-granting program pursuant to which employees could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price equal to the closing price of the Company's common stock on November 30, 1998. Approximately 1,046 shares were eligible for repricing, of which 820 were repriced at an exercise price of $5.75. The new options vest quarterly over four years from the date of re-grant and expire in 10 years. The options issued under the re-grant program will become fully vested on November 30, 2002. Certain executive officers that participated in the re-grant program were required to forfeit a portion of stock options previously granted.

     1999 STOCK OPTION/STOCK ISSUANCE PLAN Under this plan, for which 580 shares of common stock have been reserved for issuance, employees, officers, directors and consultants may be granted incentive or non-qualified stock options. All outstanding options under any of the Company's previous stock option plans were incorporated into this plan but will continue to be governed by the terms and conditions under which those options were granted. To date, only non-qualified stock options have been granted under this plan at prices not less than fair market value on the date of grant. The options granted under this plan as of December 31, 2000 are exercisable quarterly over four years and expire in 10 years.

     A summary of option activity under all the Company's stock option plans and non-plan option grants is as follows:


                                                                              OPTIONS OUTSTANDING
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               --------------------------------------------------
                                                                                    WEIGHTED
                                                   AVAILABLE                   AVERAGE EXERCISE    AGGREGATE
                                                   FOR GRANT       SHARES            PRICES          PRICE
      ===========================================================================================================
      BALANCES,  JANUARY 1, 1998                         140          1,115         $  15.75        $ 17,574
      Authorized                                         765              -                -               -
      Options granted                                 (1,857)         1,857             9.38          16,916
      Options exercised                                    -            (55)            5.95            (328)
      Options canceled                                 1,471         (1,471)           16.75         (24,433)
      -----------------------------------------------------------------------------------------------------------
      BALANCES, DECEMBER 31, 1998                        519          1,446             6.81           9,729
      Authorized                                         580              -                -               -
      Options granted                                   (711)           711             5.39           3,832
      Options exercised                                    -            (41)            4.59            (188)
      Options canceled                                   443           (443)            7.68          (3,403)
      -----------------------------------------------------------------------------------------------------------
      BALANCES, DECEMBER 31, 1999                        831          1,673             5.96           9,970
      Authorized                                         100              -                -               -
      Options expired                                    (75)             -                -               -
      Options granted                                   (846)           846             2.30           1,947
      Options exercised                                    -             (6)            4.83             (29)
      Options canceled                                   632           (632)            5.77          (3,644)
      -----------------------------------------------------------------------------------------------------------
      BALANCES, DECEMBER 31, 2000                        642          1,881         $   4.38        $  8,244
      Exercisable at December 31, 1998                                  422         $   8.50
      Exercisable at December 31, 1999                                  537         $   6.38
      Exercisable at December 31, 2000                                  686         $   6.00
      ===========================================================================================================


     The following table summarizes outstanding stock option information at December 31, 2000:


                                                WEIGHTED AVERAGE      WEIGHTED                      WEIGHTED
                                    NUMBER         REMAINING           AVERAGE        NUMBER        AVERAGE
      RANGE OF EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
      =========================================================================================================
       $   1.13    -  1.13       $      405              9.97          $   1.13            10      $    1.13
       $   1.56    -  2.81       $      105              6.90          $   2.42            46      $    2.81
       $   2.88    -  3.13       $      190              9.55          $   3.12            45      $    3.12
       $   3.19    -  3.63       $      256              8.73          $   3.47            74      $    3.59
       $   3.72    -  5.69       $      153              7.78          $   4.68            68      $    4.55
       $   5.75    -  5.75       $      456              7.88          $   5.75           235      $    5.75
       $   5.88    -  8.13       $      198              8.19          $   7.12           101      $    6.98
       $   8.44    - 17.43       $      110              5.69          $   9.58            99      $    9.62
       $  17.44    - 39.13       $        8              6.14          $  31.00             8      $   31.00
      ---------------------------------------------------------------------------------------------------------
       $   1.13    - 39.13       $    1,881              8.45          $   4.38           686      $    6.00
      =========================================================================================================


     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's stock option plans and stock purchase plan been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss, loss per share - basic and loss per share - diluted for 2000 would have been increased by approximately $655 or $.06 and $.06 per share, respectively. The Company's net income, earnings per share - basic and earnings per share - diluted for 1999 and 1998 would have been reduced by approximately $1,328 or $0.11 and $0.11 per share and $1,875 or $0.16 and $0.16 per share, respectively.

     The weighted-average fair value of the options granted during 2000, 1999 and 1998 is estimated to be $1,015, $1,662 and $8,800, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield; expected volatility of 81%, 77% and 77%; risk-free interest rate of 6.0%, 6.0% and 6.0% and expected life of 3.28, 3.29 and 3.41 years.

10.  SEGMENT AND GEOGRAPHIC INFORMATION (in thousands)

     For the year ended December 31, 1998, and during the first quarter of 1999 the Company's business was organized, managed and internally reported as two segments: the Digital Imaging Solutions business unit and the Textile business unit. Due to the similarity of production processes, distribution methods, customers and products, the segment information for the Digital Imaging Solutions and Textile business units had been aggregated into one segment. On April 22, 1999, the Company consolidated its Digital Imaging Solutions and Textile business units in order to further leverage the Company's resources in support of its solutions-based, vertical market strategy. As a result, the Company is managing and internally reporting the Company's business as one reportable segment, principally, the design, development, manufacture and sales of digital imaging solutions, including wide-format color inkjet printers and related supplies, accessories, software and service for the graphic arts and computer aided design markets.

     Additional information regarding revenue by products and service groups for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                                  2000                1999             1998
                                                             ====================================================
      Printers and accessories                                 $   49,957       $   73,739       $   65,070
      Ink and media                                                36,907           37,986           39,243
      Service, royalties and contracts                              6,694            5,987            5,742
                                                             ----------------------------------------------------
      Total                                                    $   93,558       $  117,712       $  110,055
                                                             ====================================================


     In 2000, one customer accounted for 11% of net sales. In 1999 one customer accounted for 13% of net sales. In 1998 no customer accounted for more than 10% of net sales.

     The Company has subsidiaries located in France, Germany and England to which it pays commissions based upon sales to customers that they identify. The revenues, operating profits and identifiable assets of these European subsidiaries are not material.

     Net sales from principal geographic areas were as follows:


                                                                  2000                1999              1998
                                                             ===================================================
      Europe, Middle East and Africa                           $   32,728       $   46,794        $   42,770
      Asia Pacific                                                 19,378           22,757            16,026
      Americas, excluding the United States                         6,171            7,213            10,328
                                                             ---------------------------------------------------
      Export sales                                                 58,277           76,764            69,124
      Domestic                                                     35,281           40,948            40,931
                                                             ---------------------------------------------------
      Total net sales                                          $   93,558       $  117,712        $  110,055
                                                             ===================================================


     Receivables from export sales at December 31, 2000 and 1999 were approximately $12,472 and $23,653 respectively.

11. QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share data)

     Summarized quarterly financial information for the years ended December 31, 2000 and 1999 is as follows:


                                               QUARTER 1    QUARTER 2     QUARTER 3      QUARTER 4          YEAR
       =============================================================================================================
       YEAR ENDED DECEMBER 31, 2000
       Net sales                              $   22,805    $   26,685    $  18,285     $   25,783    $   93,558
       Gross profit                                9,488        11,205        5,925         10,087        36,705
       (Loss) income from operations              (3,316)         (592)      (8,643)            78       (12,473)
       Net loss                                   (2,427)         (449)     (10,613)          (294)      (13,783)
       Loss per share - basic                 $    (0.21)   $    (0.04)   $   (0.90)    $    (0.02)   $    (1.17)
       Loss per share - diluted               $    (0.21)   $    (0.04)   $   (0.90)    $    (0.02)   $    (1.17)
       ------------------------------------------------------------------------------------------------------------
       YEAR ENDED DECEMBER 31, 1999
       Net sales                              $   28,982    $   29,253    $  27,022     $   32,455    $  117,712
       Gross profit                               12,403        12,805       11,920         14,413        51,541
       Income from operations                        658         1,302          993          1,231         4,184
       Net income                                    349           807          690          1,218         3,064
       Earnings per share - basic             $     0.03    $     0.07    $    0.06     $     0.10    $     0.26
       Earnings per share - diluted           $     0.03    $     0.07    $    0.06     $     0.10    $     0.26
       ------------------------------------------------------------------------------------------------------------
