Form 10-Q
period 2001-03-31
ENCAD INC
filed 2001-05-15
CIK 913599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission File Number: 0-23034

ENCAD®, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3672088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6059 Cornerstone Court West San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code:  (858) 452-0882

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2001, was 11,938,180.

ENCAD, INC.

PART I. - FINANCIAL INFORMATION

Item 1.              Consolidated Financial Statements

Consolidated Balance Sheets - Unaudited (in thousands, except per share data)	March 31, 2001	December 31, 2000

ASSETS
Current Assets:
Cash and cash equivalents	$12,410	$17,123
Accounts receivable - net	16,734	16,738
Inventories	15,491	14,608
Deferred income taxes	733	733
Prepaid expenses	1,285	1,090
Total current assets	46,653	50,292

Property - net	12,712	13,140
Other assets	1,675	2,074
Restricted cash	1,222	1,222
Total Assets	$62,262	$66,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,455	$8,056
Accrued expenses and other current liabilities	7,584	8,278
Current portion of financing obligation	670	581
Total current liabilities	14,709	16,915

Long Term Portion of Financing Obligation	10,856	11,094

Other Liabilities	872	956

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000 shares authorized: Series A Junior Participating Preferred Stock - no shares issued and outstanding	-	-
Common stock, $.001 par value, 60,000 shares authorized: 11,938 and 11,893 shares issued and outstanding at March 31, 2001 and December 31, 2000	12	12
Additional paid-in capital	19,682	19,643
Retained earnings	16,131	18,108
Total stockholders' equity	35,825	37,763
Total Liabilities and Stockholders' Equity	$62,262	$66,728

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations - Unaudited
(in thousands, except per share data)
	Three months ended March 31,
	2001	2000
Net sales	$23,216	$22,805
Cost of sales	13,953	13,317
Gross profit	9,263	9,488
Marketing and selling	6,724	6,363
Research and development	2,544	3,127
General and administrative	1,969	3,314
Operating costs and expenses	11,237	12,804
Loss from operations	(1,974)	(3,316)
Interest (expense) income - net	(3)	87
Loss before income tax benefit	(1,977)	(3,229)
Income tax benefit	-	802
Net loss	$(1,977)	$(2,427)
Loss per share – basic	$(0.17)	$(0.21)
Loss per share – diluted	$(0.17)	$(0.21)
Weighted average common shares outstanding - basic	11,902	11,783
Weighted average common shares outstanding - diluted	11,902	11,783

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows - Unaudited
(in thousands)
	Three months ended March 31,
	2001	2000

Cash Flows From Operating Activities:
Net loss	$(1,977)	$(2,427)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	896	766
Provision for losses on accounts receivable and inventories	40	(433)
Tax benefit from exercise of stock options	-	3
Changes in assets and liabilities:
Accounts receivable	(10)	5,301
Inventories	(909)	(1,325)
Income taxes receivable	-	281
Deferred income taxes	-	(1,217)
Prepaid expenses and other assets	204	(1,967)
Accounts payable	(1,601)	895
Accrued expenses and other liabilities	(778)	1,622
Cash (used in) provided by operating activities	(4,135)	1,499
Cash Flows From Investing Activities:
Purchases of property	(468)	(753)
Cash (used in) investing activities	(468)	(753)
Cash Flows From Financing Activities:
Exercise of common stock options and sale of stock under employee stock purchase plan	39	133
Increase in restricted cash	-	(1,231)
Additions to financing obligation	-	12,200
Payments on financing obligation	(149)	(143)
Cash (used in) provided by financing activities	(110)	10,959
Net (decrease) increase in cash and cash equivalents	(4,713)	11,705
Cash and cash equivalents at beginning of period	17,123	3,953
Cash and cash equivalents at end of period	$12,410	$15,658

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income taxes	$10	$(2,346)
Cash paid during the period for interest	$174	$79

See Notes to Consolidated Financial Statements.

ENCAD, INC.

Notes to Consolidated Financial Statements – Unaudited (in thousands, except per share data)

1)     Basis of Presentation– The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly owned subsidiaries (collectively, the “Company”).  All intercompany transactions and balances are eliminated in consolidation.  Certain reclassifications have been made to amounts included in the prior year’s financial statements to conform to the financial statement presentation for the three-month period ended March 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes.  Changes in those estimates may affect amounts reported in future periods.

2)       Inventories:

	March 31, 2001	December 31, 2000
Raw materials	$6,508	$6,622
Work-in-process	25	72
Finished goods	8,958	7,914
Total	$15,491	$14,608

3)          Restricted Cash - At March 31, 2001, the Company had a $1,222 collateral deposit to secure a letter of credit required by the headquarters property lease.  This deposit is invested in money market funds.  The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment.

4)          Revolving Line of Credit – At March 31, 2001, the Company had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at March 31, 2001 or December 31, 2000. The line of credit bears interest at the bank’s prime rate (8.00% at March 31, 2001) or at the Company’s option, a rate based on the London Interbank Offered Rate (5.08% at March 31, 2001) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth ratios.  The Company is currently not in compliance with some of these covenants and is negotiating a waiver or modification of the line of credit to address the non-compliance issue; however, the Company may be unable to negotiate a waiver or modification of the line on terms acceptable to the Company.

5)          Earnings Per Share – Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares plus all dilutive potential common shares that were outstanding for the period. For the three month periods ended March 31, 2001 and 2000, options to purchase 1,846 and 1,653 shares, respectively, were excluded from the computation of diluted loss per share as the inclusion of such shares would be antidilutive.

The following table is a reconciliation of the basic and diluted loss per share computations for the three month periods ended March 31, 2001 and 2000:

	Three months ended March 31,
	2001	2000

Net loss	$(1,977)	$(2,427)
Loss per share – basic	$(0.17)	$(0.21)
Basic weighted average common shares outstanding	11,902	11,783

Effect of dilutive securities:
Stock options	-	-

Diluted weighted average common shares plus all dilutive potential common shares outstanding	11,902	11,783
Loss per share – diluted	$(0.17)	$(0.21)

6)          Litigation Settlement - In November 1998, a class action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to the sales of a specified printer product.  Class members sought damages caused by the allegedly faulty ink used in the printer, including the cost of the ink, the cost of the third party replacement ink, and damage to printing projects caused by the ink. The Company believed the claims were without merit and that it could have successfully defended the lawsuit.  Nevertheless, the Company settled the lawsuit, believing that it was in the best interests of its stockholders. The settlement was approved by the court in March 2001. All of the Company’s settlement obligations terminate after January 2002. While the exact expense of the settlement is not yet ascertainable, a reasonable estimate, based on information available, is $1,500, which was recorded as an expense in the third quarter of 2000.

7)          Foreign Currency Translation – Beginning in the first quarter of 2001, the Company began to denominate sales to certain European distributors and VARs in the Euro currency.  Gains and losses resulting from foreign currency transactions are included in the results of operations and are not material for the quarter. The Company does not enter into “hedging” transactions in an attempt to manage foreign currency risk.

8)          Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction.  In July 1999, the Financial Accounting Standards Board issued SFAS No. 137  “Accounting for Derivative Instruments and Hedging Activities– Deferral of the Effective Date of FASB Statement No. 133.”   SFAS No. 137 deferred the effective date of SFAS No. 133 until the Company’s first quarter beginning January 1, 2001.  The adoption of SFAS No. 133 did not have a material impact on its consolidated financial statements.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except percentages)

             This discussion may contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in “Risks and Uncertainties” below.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

             The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the periods indicated.

	Three months ended March 31,
	2001	2000

Net sales	100.0%	100.0%
Cost of sales	60.1%	58.4%
Gross profit	39.9%	41.6%
Marketing and selling	29.0%	27.9%
Research and development	11.0%	13.7%
General and administrative	8.4%	14.5%
Loss from operations	(8.5%)	(14.5%)
Interest (expense) income - net	-	.3%
Loss before income tax benefit	(8.5%)	(14.2%)
Income tax benefit	-	3.5%
Net loss	(8.5%)	(10.7%)

Results of Operations

             Net Sales – Our net sales for the three-month period ended March 31, 2001 increased 2% from the same period of 2000. A slight decrease in printer and accessories sales was favorably offset by an increase in supplies sales. The shipment of the Novajet 850 to certain OEM partners late in the quarter completed the market introduction of this high performance printer.  Net sales to OEM customers for the first quarter of 2001 declined 5% when compared to the first quarter of 2000 and accounted for 24% of product sales in the first quarter of 2001 versus 26% during the same period of 2000.  The decrease in printer and accessory sales was partially attributable to lower sales to our European distributors as a result of the shift from the two-tier to the one-tier distribution model in selected European countries. While this transition to the single-tier model affected sales during the first quarter of 2001, we believe that this strategy will ultimately contribute to enhanced longer-term performance.  During the first quarter of 2001, supply sales increased 24% from the first quarter of 2000 as a result of our refocus on this business, and accounted for approximately 41% of net sales during the first quarter of 2001 versus 34% during the same period of 2000.

             During the first quarter of 2001, one customer, Oce N.V., accounted for 10% of net sales.  No one customer accounted for 10% or more of net sales during the first quarter of 2000.   For the three month periods ended March 31, 2001 and 2000, international sales accounted for approximately 62% of net sales.

             Cost of Sales – Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products.  Cost of sales as a percentage of net sales increased to 60% during the first quarter of 2001 up from 58% during the same period of 2000, causing a comparable decrease in gross profit margin percentages.  This increase was due largely to unfavorable manufacturing variances as a result of lower unit volumes manufactured.  Our future success will depend, in part, on our ability to develop and manufacture competitive higher margin products and continue to achieve cost reductions for our existing products.

             Marketing and Selling – Marketing and selling expenses were 29% of net sales during the first quarter of 2001 compared to 28% during the same period of 2000 and increased by 6% in absolute dollars from the first quarter of 2000.  The increases as a percentage of sales and in absolute dollars was primarily caused by program and promotional expenses which ended in the first quarter.  Also contributing were increased spending for advertising and trade shows to increase our industry-wide profile and visibility to the end users.  These expenses were offset by a decline in labor and labor-related expenses, including recruiting and relocation expenses. We believe that the lower labor costs will result in reduced marketing and selling expenses for the remainder of 2001.

             Research and Development – Research and development spending during the first quarter of 2001 decreased by 19% in absolute dollars over the same period of 2000, and decreased as a percentage of sales from 14% during the first quarter of 2000 to 11% during the first quarter of 2001.  The decrease in spending was driven primarily by delays in staffing and related expenses.  We expect to continue to invest significant resources in our strategic programs and enhancements to existing products.

             General and Administrative – General and administrative expenses were 8% of net sales during the first quarter of 2001 compared to 15% during the same period of 2000 and decreased by 41% in absolute dollars from the first quarter of 2000.  This decrease was due to lower staffing and staffing-related expenses and expenses related to the litigation which was settled in the second quarter of 2000.  We believe that the reduced expenses from these items will continue to be realized for the balance of 2001.  Consequently, we expect general and administrative expenses to continue to decline relative to 2000 amounts.

             Interest (Expense) Income - Net – Interest expense for the first quarter of 2001 was $174 as compared to $79 during the same period of 2000.    The increase is due to imputed interest on the financing obligation for the entire first quarter of 2001 compared to a partial imputed interest calculation for the first quarter of 2000.  Interest income for the first quarter of 2001 was $171 as compared to $166 during the same period of 2000.

             Income Tax Benefit – We recorded no income taxes for the first quarter of 2001, compared to a tax benefit of $802 for the same quarter of 2000.  The tax benefit associated with the first quarter 2001 net loss was fully reserved. To the extent that future taxable income is dependent on new products, we believe it is not prudent to rely on the related future income for the realization of deferred tax benefits and accordingly have fully reserved the tax benefit associated with the net loss in the first quarter of 2001.

             Net Loss – The previously described elements resulted in a net loss during the first quarter of 2001 of $1,977 compared to a net loss of $2,427 during the first quarter of 2000.

Liquidity and Capital Resources

             Cash balances during the first quarter of 2001 declined by $4,713. Of the decline, operations cash outflows accounted for $4,135, investing cash outflows accounted for $468 and financing cash outflows accounted for $110.  During the first quarter of 2000, operations cash inflows of $1,499 and financing cash inflows of $10,959 were offset by investing cash outflows of $753.  Operations cash outflows during the 2001 period resulted primarily from the net loss, an increase in finished goods inventory, and a reduction in accounts payable and accrued expenses.  Investing cash outflows during the first quarter of 2001 resulted from capital expenditures of $468, primarily for computer hardware, software, and computer-related systems and tooling equipment, compared with $753 in the 2000 period.  Financing cash outflows during the first quarter of 2001 resulted primarily from $149 of principal payments on our financing obligation.  The major factor affecting financing cash inflows in the comparable 2000 period resulted from the financing obligation related to the sale and subsequent leaseback of our headquarters property for net proceeds of $11,955, offset by an increase in restricted collateral deposits of $1,222 as security for that property lease.

             At March 31, 2001, we had available a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at March 31, 2001 or December 31, 2000. The line bears interest at the bank’s prime rate (8.00% at March 31, 2001) or at our option, a rate based on the London Interbank Offered Rate (5.08% at March 31, 2001) plus 1.25% on outstanding balances. We pay a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth ratios.  We are currently not in compliance with some of these covenants and are negotiating a waiver or modification of the line of credit to address the non-compliance issue; however, we may be unable to negotiate a waiver or modification of the line on acceptable terms.

             We do not have any significant commitments for capital or other non-operational expenditures which would adversely affect our cash requirements over the next 12 months nor do we expect such commitments in the foreseeable future.

             We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements. Actual cash requirements may vary from planned amounts, depending on the timing of the launch and extent of acceptance of new products, as well as the selling prices and costs of these products.  Future cash requirements to fund operations may require us to seek additional capital which may not be available when required on terms acceptable to us.

Risks and Uncertainties

             Our quarterly operating results can fluctuate significantly.

             Our quarterly operating results can fluctuate significantly depending on a number of factors.  Any one of these factors could have a material adverse effect on our financial condition or results of operations.  Factors affecting net sales include:

•    the timing of product announcements and subsequent introductions of products by us and our competitors;

•    changes in prices by us and our competitors;

•    market acceptance of new products;

•    the mix of product families shipped;

•    price protection for price reductions offered to customers; and

•    economic conditions in our major markets.

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

              The markets for our printers and supplies are highly competitive and rapidly changing. Our principal competitor is Hewlett-Packard, which dominates the CAD category of the wide-format inkjet markets and is our principal competition in the graphic arts category.  Several new competitors have also entered the market.  In addition to direct competition in inkjet printers and related supplies, our products also face competition from other technologies in the wide-format market. The competition to sell ink, media and software products to the customer is also intense. Some of our current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than us. Our ability to compete in the wide-format inkjet market depends on a number of factors within and outside our control, including:

•  the success and timing of product introductions by us and our competitors;

•  selling prices;

•  product performance;

•  product distribution;

•  marketing ability;  and

•  customer support.

             The growth of our business will require substantial capital requirements that may not be available when needed.

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

             In 2000, we moved from a two-tier to a single-tier distribution network in North America.  In the first quarter of 2001, we began to move to the single-tier distribution network in France and Germany.  This transition affected sales in the first quarter of 2001.  This strategy will shift sales in these countries from distributors to VARs.

             Actual bad debts of our distributors, VARs, and dealers may in the future exceed recorded allowances resulting in a material adverse effect on our financial condition or results of operations. In order to prevent inventory write-downs, to the extent that OEM customers do not purchase products as anticipated we may need to convert such products to make them salable to other customers.  Such a conversion would increase product costs and would likely result in a delay in selling such products.

             A significant portion of our net sales is derived from sales to countries outside the United States and factors outside our control could adversely affect those sales.

             For the three month periods ended March 31, 2001 and 2000, sales outside the United States represented approximately 62% of our net sales.  We expect export sales to continue to represent a significant portion of our sales. Almost all of our products sold in international markets are denominated in U.S. dollars; therefore an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets.  Beginning in the first quarter of 2001, we began to denominate sales to certain European distributors and VARs in the Euro currency.  As a result, fluctuations in the Euro currency exchange rate relative to the U.S. dollar may expose us to foreign currency exchange rate risk.  In addition, international sales and operations may also be subject to risks such as:

             •            currency exchange fluctuations;

             •            difficulties in staffing and managing international operations;

             •            collecting accounts receivable;

             •            restrictions on the export of critical technology;

             •            changes in tariffs;

             •            trade restrictions;

             •            export license requirements;

             •            political instability;  and

             •            the imposition of governmental controls.

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

             The market price of our common stock has fluctuated significantly since our initial public offering in December 1993.  We believe factors such as the following could cause further significant volatility in the price of the common stock:

•  general stock market trends;

•  adverse results of pending litigation;

•  announcements of developments related to our business;

•  fluctuations in our operating results;

•  general conditions in the computer peripheral market or the markets we serve;

•  general economic conditions;

•  shortfalls in sales or earnings from securities analysts’ expectations;

•  announcements of technological innovations, new inkjet products or enhancements by us or our competitors;

•  developments in patents or other intellectual property rights;  and

•  developments in our relationships with our customers or suppliers.

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

Item 3.              Quantitative and Qualitative Disclosures About Market Risk  (in thousands, except percentages)

             Interest Rate Risk.  Our only financial instruments with market risk exposure are excess cash held in money market funds and domestic revolving line of credit borrowings, of which no amounts were outstanding at March 31, 2001.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we currently maintain a portfolio solely of money market funds.

             Our revolving line of credit facility is non-trading in nature and bears interest at the bank’s prime rate (8.00% at March 31, 2001) or, at our option, a rate based on the London Interbank Offered Rate (5.08% at March 31, 2001) plus 1.25%.  Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

             Foreign Currency Risk. Historically, export sales have represented a significant portion of our sales and we expect export sales to continue to represent a significant portion of our sales.  Almost all of our products sold in international markets are denominated in U.S. dollars. Beginning in the first quarter of 2001, we began to denominate sales to certain European distributors and VARs in the Euro currency. As a result, fluctuations in the Euro currency exchange rate relative to the U.S. dollar may expose us to foreign currency exchange rate risk. We do not enter into “hedging” transactions in an attempt to manage such risk.  The initial revenue from these transactions, as a percent of total sales, is minor, and consequently, the gains or losses are not material.  Foreign currency transaction gains or losses are recorded in the results of operations.

             Our international business is subject to risks typical of an international business, including, but not limited to:

             •            currency exchange fluctuations;

             •            difficulties in staffing and managing international operations;

             •            collecting accounts receivable;

             •            restrictions on the export of critical technology;

             •            changes in tariffs;

             •            trade restrictions;

             •            export license requirements;

             •            political instability; and

             •            the imposition of government controls.

             Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

             Our sales offices in France, Germany, the United Kingdom, China and Japan incur costs which are denominated in local currencies.  As exchange rates vary, these costs, when translated, may vary from expectations and adversely impact overall expected results.  The effect of exchange rate fluctuations on these costs during the first quarter of 2001 was not material.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

             From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

             In November 1998, a class action lawsuit was filed against us in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to the sales of a specified printer product.  Class members sought damages caused by the allegedly faulty ink used in the printer, including the cost of the ink, the cost of the third party replacement ink, and damage to printing projects caused by the ink. We believed the claims were without merit and that we could have successfully defended the lawsuit.  Nevertheless, we settled the lawsuit, believing that it was in the best interests of our stockholders.  The settlement was approved by the court in March 2001.  All of our settlement obligations terminate after January 2002.  While the exact expense of the settlement is not yet ascertainable, a reasonable estimate, based on information available, is $1,500,000, which was recorded as an expense in the third quarter of 2000.

Item 2.	Changes in Securities and Use of Proceeds
None
Item 3.	Defaults upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1). (1)
	3.2	Bylaws of the Company (filed as Exhibit 3.2). (1)
	3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (filed as Exhibit 3.2).(2)
4.1	Rights Agreement, dated as of March 19, 1998, between the Company and Harris Trust Company of California, which includes the Form of Certificate of Designation for the Series A Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares as Exhibit C. (2)

	4.2	First Amendment to the Company’s Rights Plan.(3)
	10.1	Amendment to Form of Severance Letter Agreement between the Company and Terry Vandewarker

_______________________

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Registration Statement on Form 8-A12G/A (No. 000-23034) and incorporated herein by reference.
(b)	Reports on Form 8-K – No reports on Form 8-K were filed during the quarter ended March 31, 2001.

Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001
ENCAD, Inc.
(Registrant)

/s/ Todd W. Schmidt
(Todd W. Schmidt) Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)