Form 10-Q
period 2001-06-30
ENCAD INC
filed 2001-08-13
CIK 913599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2001, was 11,970,800.

ENCAD, INC.

PART I. - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets - Unaudited
(in thousands, except per share data)	June 30, 2001	December 31, 2000

ASSETS
Current Assets:
Cash and cash equivalents	$10,984	$17,123
Accounts receivable - net	15,645	16,738
Inventories	17,572	14,608
Deferred income taxes	733	733
Prepaid expenses	1,335	1,090

Total current assets	46,269	50,292

Property - net	12,047	13,140
Other assets	1,699	2,074
Restricted cash	1,222	1,222

Total Assets	$61,237	$66,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,488	$8,056
Accrued expenses and other liabilities	6,901	8,278
Current portion of financing obligation	704	581

Total current liabilities	16,093	16,915

Long Term Portion of Financing Obligation	10,662	11,094

Other Liabilities	865	956

Stockholders' Equity:
Preferred stock - $.001 par value, 5,000 shares authorized: Series A Junior Participating Preferred Stock – 600 shares authorized and no shares issued and outstanding	-	-

Common stock - $.001 par value, 60,000 shares authorized: 11,970 and 11,893 shares issued and outstanding at June 30, 2001 and December 31, 2000 respectively	12	12
Additional paid-in capital	19,731	19,643
Retained earnings	13,874	18,108

Total stockholders' equity	33,617	37,763

Total Liabilities and Stockholders' Equity	$61,237	$66,728

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations - Unaudited
(in thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net sales	$23,454	$26,685	$46,670	$49,490
Cost of sales	15,739	15,480	29,692	28,797

Gross profit	7,715	11,205	16,978	20,693

Marketing and selling	5,444	6,596	12,168	12,959
Research and development	2,621	2,308	5,165	5,435
General and administrative	1,809	2,893	3,778	6,207

Operating costs and expenses	9,874	11,797	21,111	24,601

Loss from operations	(2,159)	(592)	(4,133)	(3,908)
Interest (expense)/income - net	(53)	(28)	(56)	59

Loss before income tax provision/(benefit)	(2,212)	(620)	(4,189)	(3,849)

Income tax provision/(benefit)	45	(171)	45	(973)

Net loss	$(2,257)	$(449)	$(4,234)	$(2,876)

Loss per share - basic	$(0.19)	$(0.04)	$(0.36)	$(0.24)

Loss per share - diluted	$(0.19)	$(0.04)	$(0.36)	$(0.24)

Weighted average common shares outstanding - basic	11,939	11,811	11,920	11,797

Weighted average common shares outstanding - diluted	11,939	11,811	11,920	11,797

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows – Unaudited
(in thousands)

	Six months ended June 30,

	2001	2000

Cash Flows From Operating Activities:
Net loss	$(4,234)	$(2,876)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,772	1,534
Provision for losses on accounts receivable and inventories	49	(425)
Tax benefit from exercise of stock options	-	6
Changes in assets and liabilities:
Accounts receivable	1,092	7,439
Income taxes receivable	-	281
Inventories	(3,012)	(1,436)
Deferred income taxes	-	(1,159)
Prepaid expenses and other assets	130	(1,232)
Accounts payable	432	(1)
Accrued expenses and other liabilities	(1,468)	(543)

Cash (used in) provided by operating activities	(5,239)	1,588

Cash Flows From Investing Activities:
Purchases of property	(679)	(1,016)

Cash used in investing activities	(679)	(1,016)

Cash Flows From Financing Activities:
Exercise of stock options and sale of stock under employee stock purchase plan	88	222
Increase in restricted cash	-	(1,222)
Additions to financing obligation	-	12,200
Payments on financing obligation	(309)	(268)

Cash (used in) provided by financing activities	(221)	10,932

Net (decrease) increase in cash and cash equivalents	(6,139)	11,504
Cash and cash equivalents at beginning of period	17,123	3,953

Cash and cash equivalents at end of period	$10,984	$15,457

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes	$45	$(2,118)
Cash paid during the period for interest	$346	$276

See Notes to Consolidated Financial Statements. ENCAD, INC.
Notes to Consolidated Financial Statements – Unaudited (in thousands, except per share data)

1)	Basis of Presentation– The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The consolidated financial statements include the accounts of ENCAD, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior year’s financial statements to conform to the financial statement presentation for the three and six month periods ended June 30, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods

.

2)       Inventories:

	June 30, 2001	December 31, 2000

Raw materials	$7,605	$6,622
Work-in-process	281	72
Finished goods	9,686	7,914

Total	$17,572	$14,608

3)	Restricted Cash – At June 30, 2001 and December 31, 2000, the Company had a $1,222 collateral deposit to secure a letter of credit required by the headquarters property lease. This deposit is invested in money market funds. The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment.

4)	Revolving Line of Credit – At June 30, 2001, the Company had a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at June 30, 2001 or at December 31, 2000. The line of credit bears interest at the bank’s prime rate (6.75% at June 30, 2001) or, at the Company’s option, a rate based on the London Interbank Offered Rate (3.91% at June 30, 2001) plus 1.25% on outstanding balances. The Company pays a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth. The Company is currently not in compliance with some of these covenants and is negotiating a modification of the line of credit to address the non-compliance issue as well as investigating other financing alternatives in lieu of maintaining the bank line of credit; however, the Company may be unable to negotiate a modification of the line or a replacement financing alternative on terms acceptable to the Company.

5)	Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding plus all dilutive potential common shares that were outstanding for the period. Options to purchase 1,778 shares for the three month and six month periods ended June 30, 2001 and options to purchase 1,599 shares for the three month and six month periods ended June 30, 2000 were excluded from the computation of diluted loss per share as the inclusion of such shares would be antidilutive.

The following table is a reconciliation of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2001 and 2000:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net loss	$(2,257)	$(449)	$(4,234)	$(2,876)

Loss per share – basic	$(0.19)	$(0.04)	$(0.36)	$(0.24)

Basic weighted average common shares outstanding	11,939	11,811	11,920	11,797
Effect of dilutive securities:
Stock options	-	-	-	-

Diluted weighted average common shares plus all dilutive potential common shares outstanding	11,939	11,811	11,920	11,797

Loss per share – diluted	$(0.19)	$(0.04)	$(0.36)	$(0.24)

6)	Litigation Settlement - In November 1998, a class action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to the sales of a specified printer product. Class members sought damages caused by the allegedly faulty ink used in the printer, including the cost of the ink, the cost of the third party replacement ink, and damage to printing projects caused by the ink. The Company believed the claims were without merit and that it could have successfully defended the lawsuit. Nevertheless, the Company settled the lawsuit, believing that it was in the best interests of its stockholders. The settlement was approved by the court in March 2001. All of the Company’s settlement obligations terminate after January 2002. While the exact expense of the settlement is not yet ascertainable, a reasonable estimate, based on information available, is $1,500, which was accrued as an expense in the third quarter of 2000.

7)	Reduction in the Company’s Workforce – During the second quarter of 2001, the Company incurred one-time severance related costs of approximately $1,059 as a result of a reduction of the Company’s workforce to reflect current and expected business conditions. The severance costs include costs associated with the elimination of 12 officer and middle manager positions, and 37 staff positions. The severance costs were classified as $340 to general and administrative expense, $352 to sales and marketing expense, $216 to cost of sales, and $151 to research and development expense. These severance costs include payments under the Company’s severance policy or, in the case of certain officers, individual severance agreements, related payroll taxes and outplacement expenses. At June 30, 2001, $1,020 remained to be paid.

8)	Foreign Currency Translation – Beginning in the first quarter of 2001, the Company began to denominate sales to certain European distributors and VARs in the Euro currency. Gains and losses resulting from foreign currency transactions are included in the results of operations and are not material for the three and six month periods ended June 30, 2001. The Company does not enter into “hedging” transactions to manage foreign currency risk.

9)	Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.  In addition, the standard includes provision for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles.  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  The Company does not believe that the adoption of SFAS NO. 142 will have a significant impact on its financial statements.

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

             The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.1%	58.0%	63.6%	58.2%

Gross profit	32.9%	42.0%	36.4%	41.8%

Marketing and selling	23.2%	24.7%	26.1%	26.2%
Research and development	11.2%	8.7%	11.1%	11.0%
General and administrative	7.7%	10.8%	8.1%	12.5%

Loss from operations	(9.2%)	(2.2%)	(8.9%)	(7.9%)
Interest (expense)/income – net	(0.2%)	(0.1%)	(0.1%)	0.1%

Loss before income tax provision/(benefit)	(9.4%)	(2.3%)	(9.0%)	(7.8%)
Income tax provision/(benefit)	0.2%	(0.6%)	0.1%	(2.0%)

Net loss	(9.6%)	(1.7%)	(9.1%)	(5.8%)

Results of Operations

             Three and Six Month Periods Ended June 30, 2001 and 2000

             Net Sales – Our net sales for the three and six month periods ended June 30, 2001 decreased 12% and 6%, respectively, from the same periods of 2000. This decrease was due primarily to lower sales to our dealers in the U.S. and Europe, which continued to be impacted by the change from a two-tier to a one-tier distribution model.  Also contributing to the decline was a weaker worldwide economy, increased competitive pressures, and lower average selling prices. During the three and six month periods ended June 30, 2001, supply sales increased 10% and 16%, respectively, from the same periods of 2000, and accounted for 45% and 43% of net sales during the three and six month periods ended June 30, 2001, respectively, as compared to 36% and 35% of net sales during the same periods of 2000.

             One distributor, Laser Computer Ltd., and one OEM customer, Eastman Kodak Company, each accounted for 11% of net sales for the three month period ended June 30, 2001.  No one customer accounted for more than 10% of net sales during the three month period ended June 30, 2000 or the six month periods ended June 30, 2001 and 2000. Net sales to OEM customers for the three and six month periods ended June 30, 2001 accounted for 23% and 24% of net sales, respectively, as compared to 16% and 21% of net sales during the same periods of 2000. International sales accounted for 61% and 62% of net sales for the three and six month periods ended June 30, 2001, respectively, as compared to 58% and 60% of net sales for the same periods of 2000.

             Reduction in the Company’s Workforce – During the second quarter of 2001, the Company incurred one-time severance related costs of approximately $1,059 as a result of a reduction of the Company’s workforce to reflect current and expected business conditions.  The severance costs include costs associated with the elimination of 12 officer and middle manager positions, and 37 staff positions.  The severance costs were classified as $340 to general and administrative expense, $352 to sales and marketing expense, $216 to cost of sales, and $151 to research and development expense.  These severance costs include payments under the Company’s severance policy or, in the case of certain officers, individual severance agreements, related payroll taxes and outplacement expenses.  At June 30, 2001, $1,020 remained to be paid.

             Cost of Sales – Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products.  Cost of sales as a percentage of net sales stood at 67% and 64% for the three and six month periods ended June 30, 2001, respectively, as compared to 58% for the three and six month periods ended June 30, 2000.  This increase was due primarily to lower average selling prices for printers, severance costs, and unfavorable manufacturing variances as a result of lower unit volumes manufactured. We expect that the conditions which impacted revenue in the first half of the year will continue for the balance of 2001, causing cost of sales percentages to remain high.  Our future success will depend, in part, on our ability to develop and manufacture competitive higher margin products and continue to achieve cost reductions for our existing products.

             Marketing and Selling – Marketing and selling expenses were 23% and 26% of net sales during the three and six month periods ended June 30, 2001, respectively, as compared to 25% and 26% during the same periods of 2000, which represents a decrease in absolute dollars of 17% and 6%, respectively.  The decrease for the six months ended June 30, 2001 was due to reduced labor and benefits, relocation, and travel expenses.  The decline for the quarter ended June 30, 2001 was due to reduced labor and benefits, travel, trade show, and promotional expenses for the quarter ended June 30, 2001, offset by the severance charge.   We believe that lower labor costs will result in reduced marketing and selling expenses for the remainder of 2001.

             Research and Development – Research and development expenses were 11% of net sales for both the three and six month periods ended June 30, 2001 compared to 9% and 11% during the same periods of 2000.  In absolute dollars, 2001 research and development spending increased by 14% and decreased by 5% from the three and six month periods ended June 30, 2000, respectively.  The increase in absolute dollars for the three month period is due to the severance charge in addition to increased expenses for product prototype costs.  The decrease in spending for the six month period was due to reduced labor and benefits expenses.  While we expect to continue to invest significant resources in our strategic programs and enhancements to existing products, we expect that the workforce reduction will result in lower labor and benefits expenses for the balance of the year.

             General and Administrative – General and administrative expenses were 8% of net sales during both the three and six month periods ended June 30, 2001, respectively, compared to 11% and 13% during the same periods of 2000 which represents a decrease of 37% and 39% over the three and six month periods ended June 30, 2000, respectively.  This decrease was due primarily to reduced legal fees related to litigation that was settled in the second quarter of 2000, offset by the severance charge.  We believe that reduced expenses for litigation and labor and benefits will continue to be realized for the balance of 2001.  Consequently, we expect general and administrative expenses to continue to decline relative to 2000 amounts.

             Interest (Expense) Income - Net – Interest expense for the three and six month periods ended June 30, 2001 was $172 and $346, respectively, as compared to interest expense of $196 and $276 during the same periods of 2000.  Imputed interest on our financing obligation generated the expense. Interest income for the three and six month periods ended June 30, 2001 was $119 and $290, respectively, as compared to interest income of $168 and $335 during the same periods of 2000. A lower average amount of cash on hand during 2001 caused the reduced interest income.

             Income Tax Provision (Benefit) – We recorded $45 of tax expense related primarily to minimum tax payments required by Delaware for the three and six month periods ended June 30, 2001, compared to a tax benefit of $171 and $973 for the same periods of 2000. To the extent that future taxable income is dependent upon new products, we believe it is not prudent to rely on the related future income for the realization of deferred tax benefits and accordingly have fully reserved the tax benefit associated with the net loss for the three and six month periods ended June 30, 2001.

             Net Loss – The previously described elements caused the net loss percentage during the three and six months periods ended June 30, 2001 to stand at 10% and 9% of net sales, respectively, as compared to net loss of 2% and 6% of net sales for the same periods of 2000.

Liquidity and Capital Resources

             Cash balances decreased during the first six months of 2001 by $6,139. Cash outflows from operating, investing, and financing activities were $5,239, $679, and $221, respectively. During the comparable 2000 period, operating activities provided cash inflows of $1,588 and financing activities provided cash inflows of $10,932, which exceeded investing outflows of $1,016.  Operating outflows during the 2001 period resulted primarily from the year-to-date net loss, increases in inventory, and a reduction in accrued expenses.  Investing outflows during the first six months of 2001 resulted from capital expenditures of $679, compared with $1,016 in the same period of 2000, primarily for computer and related systems, and tooling equipment.  Financing cash outflows during the first six months of 2001 resulted primarily from $309 of principal payments on our financing obligation. Financing cash inflows during the first six months of 2000 resulted from the financing obligation related to the sale and subsequent leaseback of our headquarters property for net proceeds of $11,955, offset by an increase in restricted collateral deposits of $1,222 as security for our headquarters property lease.

             At June 30, 2001, we had a $15,000 revolving line of credit which expires in April 2002. No amounts were outstanding under the line of credit at June 30, 2001 or December 31, 2000. The line bears interest at the bank’s prime rate (6.75% at June 30, 2001) or at our option, a rate based on the London Interbank Offered Rate (3.91% at June 30, 2001) plus 1.25% on outstanding balances. We pay a commitment fee on the unused portion of the line. In addition, the availability of the line is subject to maintaining financial covenants including profitability, working capital and tangible net worth ratios.  We are currently not in compliance with some of these covenants and are negotiating a modification of the line of credit to address the non-compliance issue as well as investigating other financing alternatives in lieu of maintaining the bank line of credit; however, we may be unable to negotiate a modification of the line or a replacement financing alternative on acceptable terms.

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

             Our quarterly operating results can fluctuate significantly depending on a number of factors.  Any one of these factors could have a material adverse effect on our financial condition or results of operations.  Factors affecting net sales include:

·            the timing of product announcements and subsequent introductions of products by us and our competitors;

·            changes in prices by us and our competitors;

·            market acceptance of new products;

·            the mix of product families shipped;

·            price protection for price reductions offered to customers; and

·            economic conditions in our major markets.

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

             The markets for our printers and supplies are highly competitive and rapidly changing. Our principal competitor is Hewlett-Packard, which dominates the CAD category of the wide-format inkjet markets and is our principal competition in the graphic arts category.  Several new competitors have also entered the market.  In addition to direct competition in inkjet printers and related supplies, our products also face competition from other technologies in the wide-format market. The competition to sell ink, media and software products to the customer is also intense. Some of our current and prospective competitors, particularly Hewlett-Packard, have significantly greater financial, technical, manufacturing and marketing resources than us. Our ability to compete in the wide-format inkjet market depends on a number of factors within and outside our control, including:

·            the success and timing of product introductions by us and our competitors;

·            selling prices;

·            product performance;

·            product distribution;

·            marketing ability;  and

·            customer support.

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

             In 2000, we moved from a two-tier (distributor) to a single-tier (VAR) distribution network in North America.  In the first quarter of 2001, we began to move to the single-tier distribution network in parts of Europe.  This transition affected sales in the first two quarters of 2001 and will likely continue to affect sales for the remainder of the year.

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

             For the six month periods ended June 30, 2001 and 2000, sales outside the United States represented approximately 62% and 60% of our net sales, respectively.  We expect export sales to continue to represent a significant portion of our sales. The majority of our products sold in international markets are denominated in U.S. dollars; therefore an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets.  Beginning in the first quarter of 2001, we began to denominate sales to certain European distributors and VARs in the Euro currency.  As a result, fluctuations in the Euro currency exchange rate relative to the U.S. dollar may expose us to some foreign currency exchange rate risk.  In addition, international sales and operations may also be subject to risks such as:

·            currency exchange fluctuations;

·            difficulties in staffing and managing international operations;

·            collecting accounts receivable;

·            restrictions on the export of critical technology;

·            changes in tariffs;

·            trade restrictions;

·            export license requirements;

·            political instability;  and

·            the imposition of governmental controls.

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

             The market price of our common stock has fluctuated significantly since our initial public offering in December 1993.  We believe factors such as the following could cause further significant volatility in the price of the common stock:

·            general stock market trends;

·            adverse results of pending litigation;

·            announcements of developments related to our business;

·            fluctuations in our operating results;

·            general conditions in the computer peripheral market or the markets we serve;

·            general economic conditions;

·            shortfalls in sales or earnings from securities analysts’ expectations;

·            announcements of technological innovations, new inkjet products or enhancements by us or our competitors;

·            developments in patents or other intellectual property rights;  and

·            developments in our relationships with our customers or suppliers.

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

             The stockholder rights plan and some of our charter provisions may discourage transactions involving an actual or potential change in control of the Company, including transactions in which you might otherwise receive a premium for your shares over then-current market prices.  These provisions may limit your ability to approve transactions that you deem to be in your best interests.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk (in thousands, except percentages)

             Interest Rate Risk.  Our only financial instruments with market risk exposure are excess cash held in money market funds and domestic revolving line of credit borrowings, of which no amounts were outstanding at June 30, 2001.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we currently maintain a portfolio solely of money market funds.

             Our revolving line of credit facility is non-trading in nature and bears interest at the bank’s prime rate (6.75% at June 30, 2001) or, at our option, a rate based on the London Interbank Offered Rate (3.91% at June 30, 2001) plus 1.25%.  Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

             Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material impact on our financial condition, results of operations or cash flows.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

             Foreign Currency Risk. Historically, export sales have represented a significant portion of our sales and we expect export sales to continue to represent a significant portion of our sales.  The majority of our products sold in international markets are denominated in U.S. dollars. Beginning in the first quarter of 2001, we began to denominate sales to certain European distributors and VARs in the Euro currency. As a result, fluctuations in the Euro currency exchange rate relative to the U.S. dollar may expose us to some foreign currency exchange rate risk. We do not enter into “hedging” transactions to manage such risk.  The revenue from these transactions, as a percent of total sales, is currently insignificant and consequently, the gains or losses are not currently material.  Foreign currency transaction gains or losses are recorded in the results of operations.

             Our sales offices in France, Germany, the United Kingdom and China incur costs which are denominated in local currencies.  As exchange rates vary, these costs, when translated, may vary from expectations and adversely impact overall expected results.  The effect of exchange rate fluctuations on these costs during the three and six month periods ended June 30, 2001 was not material.

             Our international business is subject to risks typical of an international business, including, but not limited to:

·            currency exchange fluctuations;

·            difficulties in staffing and managing international operations;

·            collecting accounts receivable;

·            restrictions on the export of critical technology;

·            changes in tariffs;

·            trade restrictions;

·            export license requirements;

·            political instability; and

·            the imposition of government controls.

             Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

             The Company’s 2001 Annual Meeting of Stockholders was held on June 6, 2001, in San Diego, California, for the following purposes:

1.	The following five directors were elected to serve a one-year term that will expire at the Company’s 2002 Annual Meeting of Stockholders:

	For	Withheld

Craig S. Andrews	10,298,798	1,084,278
Ronald J. Hall	10,357,591	1,025,485
Howard L. Jenkins	10,357,391	1,025,685
David A. Purcell	10,345,081	1,037,995
Charles E. Volpe	10,349,063	1,034,013

2.	The stockholders ratified and approved an amendment to the 1999 Stock Option/Stock Issuance Plan to increase the number of shares reserved for issuance thereunder by an additional 395,000 shares. The total number of votes cast for and against were 9,691,059 and 1,662,251, respectively, with 29,766 abstentions.

3.	The stockholders ratified and approved an amendment to the 1993 Employee Stock Purchase Plan and the reservation of an additional 200,000 shares authorized to be purchased thereunder. The total number of votes cast for and against were 9,977,307 and 1,372,743, respectively, with 33,026 abstentions.

4.	The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2001. The total number of votes cast for and against were 11,309,528 and 50,346, respectively, with 23,202 abstentions.

There were no broker non-votes for any of the matters voted upon at the Annual Meeting.

Item 5.    Other Information

                    None

Item 6.  Exhibits and Reports on Form 8-K

 (a)        Exhibits

3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1). (1)

3.2	Bylaws of the Company (filed as Exhibit 3.2). (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (filed as Exhibit 3.2).(2)

4.1	Rights Agreement, dated as of March 19, 1998, between the Company and Harris Trust Company of California, which includes the Form of Certificate of Designation for the Series A Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares as Exhibit C. (2)

4.2	First Amendment to the Company’s Rights Agreement.(3)

             _______________________

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated April 2, 1998 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Registration Statement on Form 8-A12G/A (No. 000-23034) and incorporated herein by reference.

(b)         Reports on Form 8-K – No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Signatures

                                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001

ENCAD, Inc.
(Registrant)
/s/ Todd W. Schmidt

(Todd W. Schmidt)
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)