Form 10-Q
period 2001-09-30
ENCAD INC
filed 2001-11-09
CIK 913599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2001

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2001, was. 12,001,351

ENCAD, INC.

PART I. - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Consolidated Balance Sheets – Unaudited

(in thousands, except per share data)

	September 30, 2001	December 31, 2000

ASSETS
Current Assets:
Cash and cash equivalents	$9,273	$17,123
Accounts receivable - net	14,448	16,738
Inventories	15,868	14,608
Deferred income taxes	548	733
Prepaid expenses	1,128	1,090
Total current assets	41,265	50,292

Property – net	11,357	13,140
Other assets	1,369	2,074
Restricted cash	1,222	1,222
Total Assets	$55,213	$66,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,328	$8,056
Accrued expenses and other liabilities	6,967	8,278
Current portion of financing obligation	738	581
Total current liabilities	14,033	16,915

Long Term Portion of Financing Obligation	10,466	11,094

Other Liabilities	719	956

Stockholders' Equity:
Preferred stock - $.001 par value, 5,000 shares authorized:
Series A Junior Participating Preferred Stock - 600 shares authorized and no shares issued and outstanding	-	-
Common stock - $.001 par value, 60,000 shares authorized:
12,001 and 11,893 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	12	12
Additional paid-in capital	19,765	19,643
Retained earnings	10,218	18,108
Total stockholders' equity	29,995	37,763
Total Liabilities and Stockholders' Equity	$55,213	$66,728

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations – Unaudited

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	$19,724	$18,285	$66,394	$67,775
Cost of sales	14,405	12,360	44,097	41,157
Gross profit	5,319	5,925	22,297	26,618

Marketing and selling	4,913	6,460	17,081	19,419
Research and development	2,446	3,205	7,611	8,640
General and administrative	1,500	4,903	5,278	11,110
Operating costs and expenses	8,859	14,568	29,970	39,169

Loss from operations	(3,540)	(8,643)	(7,673)	(12,551)
Interest (expense)/income - net	(90)	65	(146)	124

Loss before income tax provision	(3,630)	(8,578)	(7,819)	(12,427)

Income tax provision	26	2,035	71	1,062
Net loss	$(3,656)	$(10,613)	$(7,890)	$(13,489)

Loss per share - basic	$(0.31)	$(0.90)	$(0.66)	$(1.14)

Loss per share - diluted	$(0.31)	$(0.90)	$(0.66)	$(1.14)

Weighted average common shares outstanding – basic	11,971	11,846	11,937	11,813

Weighted average common shares outstanding - diluted	11,971	11,846	11,937	11,813

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Nine months ended September 30,
	2001	2000
Cash Flows From Operating Activities:
Net loss	$(7,890)	$(13,489)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,655	2,285
Provision for losses on accounts receivable and inventories	(714)	(1,191)
Changes in assets and liabilities:
Accounts receivable	2,551	17,044
Income taxes receivable	-	281
Inventories	(807)	(2,236)
Deferred income taxes	185	2,803
Prepaid expenses and other assets	667	183
Accounts payable	(1,728)	(778)
Accrued expenses and other liabilities	(1,548)	323
Cash (used in) provided by operating activities	(6,629)	5,225
Cash Flows From Investing Activities:
Purchases of property	(990)	(2,198)
Dispositions of property	118	680
Cash used in investing activities	(872)	(1,518)
Cash Flows From Financing Activities:
Exercise of stock options and sale of stock under employee stock purchase plan	122	262
Increase in restricted cash	-	(1,222)
Additions to financing obligation	-	12,200
Payments on financing obligation	(471)	(395)
Cash (used in) provided by financing activities	(349)	10,845
Net (decrease) increase in cash and cash equivalents	(7,850)	14,552
Cash and cash equivalents at beginning of period	17,123	3,953
Cash and cash equivalents at end of period	$9,273	$18,505

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$39	$2,242
Cash paid during the period for interest	$516	$450

See Notes to Consolidated Financial Statements.

ENCAD, INC.

Notes to Consolidated Financial Statements – Unaudited (in thousands, except per share data)

1)       Basis of Presentation – The accompanying consolidated financial statements of ENCAD, Inc. and its wholly owned subsidiaries (collectively, “ENCAD” or the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The consolidated financial statements include the accounts of the Company.  All intercompany transactions and balances are eliminated in consolidation.  Certain reclassifications have been made to amounts included in the prior year’s financial statements to conform to the financial statement presentation for the three and nine month periods ended September 30, 2001.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes.  Changes in those estimates may affect amounts reported in future periods.

2)       Inventories:

	September 30, 2001	December 31, 2000
Raw materials	$6,687	$6,622
Work-in-process	405	72
Finished goods	8,776	7,914
Total	$15,868	$14,608

3)       Restricted Cash – At September 30, 2001 and December 31, 2000, the Company had a $1,222 collateral deposit to secure a letter of credit required by the headquarters property lease.  This deposit is invested in money market funds.  The non-current classification is determined based upon the expected term of the collateral requirement and not necessarily the maturity date of the underlying investment.

4)       Revolving Line of Credit – At September 30, 2001, the Company no longer had a revolving line of credit with its bank.  The Company continues to investigate financing alternatives in lieu of its previous bank line of credit; however, the Company may be unable to obtain a replacement financing alternative on acceptable terms.

5)       Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding plus all dilutive potential common shares that were outstanding for the period.  Options to purchase 1,681 and 1,621 shares for the three month and nine month periods ended September 30, 2001 and 2000, respectively, were excluded from the computation of diluted loss per share as the inclusion of such shares would be antidilutive.

The following table is a reconciliation of the basic and diluted loss per share computations for the three and nine month periods ended September 30, 2001 and 2000:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net loss	$(3,656)	$(10,613)	$(7,890)	$(13,489)
Loss per share – basic	$(0.31)	$(0.90)	$(0.66)	$(1.14)
Basic weighted average common shares outstanding	11,971	11,846	11,937	11,813
Effect of dilutive securities:
Stock options	-	-	-	-
Diluted weighted average common shares plus all dilutive potential common shares outstanding	11,971	11,846	11,937	11,813
Loss per share – diluted	$(0.31)	$(0.90)	$(0.66)	$(1.14)

6)       Litigation Settlement – In November 1998, a class action lawsuit was filed against the Company in the U.S. District Court for the District of Colorado, alleging antitrust violations pertaining to the sales of a specified printer product.  Class members sought damages caused by the allegedly faulty ink used in the printer, including the cost of the ink, the cost of the third party replacement ink, and damage to printing projects caused by the ink. The Company believed the claims were without merit and that it could have successfully defended the lawsuit.  Nevertheless, the Company settled the lawsuit, believing that it was in the best interests of its stockholders. The settlement was approved by the court in March 2001. All of the Company’s settlement obligations terminate after January 2002. While the exact expense of the settlement is not yet ascertainable, a reasonable estimate, based on information available, was $1,500, which was accrued as an expense in the third quarter of 2000.  At September 30, 2001, $743 remains accrued after payment of claims and legal fees.

7)       Reduction in the Company’s Workforce – During the second quarter of 2001, the Company incurred severance related costs of approximately $1,059 as a result of a reduction of the Company’s workforce to reflect current and expected business conditions.  The severance costs included costs associated with the elimination of 12 officer and middle manager positions, and 37 staff positions.  The severance costs were classified as $340 to general and administrative expense, $352 to sales and marketing expense, $216 to cost of sales, and $151 to research and development expense.  These severance costs included payments under the Company’s severance policy or, in the case of certain officers, individual severance agreements, related payroll taxes and outplacement expenses.  At September 30, 2001, $474 remained to be paid.  During the third quarter of 2000, the Company incurred severance related costs of approximately $1,642 as a result of a workforce reduction.  The severance costs included costs associated with the elimination of six officer and 22 middle manager and staff level positions.  The severance costs were classified as $753 to general and administrative expense, $619 to sales and marketing expense, $164 to cost of sales, and $106 to research and development expense.

8)       Foreign Currency Translation – Beginning in the first quarter of 2001, the Company began to denominate sales to certain European distributors and VARs in the Euro currency.  Gains and losses resulting from foreign currency transactions are included in the results of operations and are not material for the three and nine month periods ended September 30, 2001. The Company does not enter into “hedging” transactions to manage foreign currency risk.

9)      Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.  In addition, the standard addresses how intangible assets that are acquired individually or with a group of other assets, other than as part of a business combination, should be accounted for upon their acquisition.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company does not believe that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant impact on its financial statements.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

                          (in thousands, except percentages)

This discussion may contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in “Risks and Uncertainties” which follow.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this filing.

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.0%	67.6%	66.4%	60.7%
Gross profit	27.0%	32.4%	33.6%	39.3%
Marketing and selling	24.9%	35.3%	25.7%	28.7%
Research and development	12.4%	17.5%	11.5%	12.7%
General and administrative	7.6%	26.8%	7.9%	16.4%
Loss from operations	(17.9%)	(47.3%)	(11.6%)	(18.5%)
Interest (expense)/income – net	(0.5%)	0.4%	(0.2%)	0.2%
Loss before income tax provision	(18.4%)	(46.9%)	(11.8%)	(18.3%)
Income tax provision	0.1%	11.1%	0.1%	1.6%
Net loss	(18.5%)	(58.0%)	(11.9%)	(19.9%)

Results of Operations

Three and Nine Month Periods Ended September 30, 2001 and 2000

Net Sales – Our net sales for the three month period ended September 30, 2001 increased 8% from the same period of 2000 and decreased by 2% for the nine month period ended September 30, 2001 from the same period of 2000. The three month period increase included strong supplies sales, the continued market acceptance of our NovaJet® 850 printer, and initial sales of the NovaJet® 736 graphics printer.  The nine month decrease was due primarily to lower sales to our dealers in the U.S. and Europe, which continued to be impacted by the change from a two-tier to a one-tier distribution model.  Also contributing to the decline were a weaker worldwide economy, increased competitive pressures, and lower average selling prices. During the three and nine month periods ended September 30, 2001, supply sales increased 13% and 15%, respectively, from the same periods of 2000 due primarily to growth in ink revenue, and accounted for 51% and 46% of net sales during the three and nine month periods ended September 30, 2001, respectively, as compared to 49% and 39% of net sales during the same periods of 2000.

No customer accounted for more than 10% of net sales during the three and nine month periods ended September 30, 2001.  One customer, Laser Computer Ltd., accounted for 12% and 10% of net sales during the three and nine month periods ended September 30, 2000, respectively.  Sales to OEM customers for both the three and nine month periods ended September 30, 2001 accounted for 23% of net sales, as compared to 15% and 19% of net sales during the same periods of 2000.  International sales accounted for 61% of net sales for both of the three and nine month periods ended September 30, 2001, as compared to 60% of net sales for both of the same periods of 2000.

Reduction in the Company’s Workforce – Over the past four quarters we have reduced our workforce in two quarters – the second quarter of 2001 and the third quarter of 2000. During the second quarter of 2001, we incurred severance related costs of approximately $1,059 as a result of a reduction of our workforce to reflect current and expected business conditions.  The severance costs included costs associated with the elimination of 12 officer and middle manager positions, and 37 staff positions.  The severance costs were classified as $340 to general and administrative expense, $352 to sales and marketing expense, $216 to cost of sales, and $151 to research and development expense.  These severance costs included payments under our severance policy or, in the case of certain officers, individual severance agreements, related payroll taxes and outplacement expenses.  At September 30, 2001, $474 remained to be paid.  During the third quarter of 2000, we incurred severance related costs of approximately $1,642 as a result of a workforce reduction.  The severance costs included costs associated with the elimination of six officer and 22 middle manager and staff level positions.  The severance costs were classified as $753 to general and administrative expenses, $619 to sales and marketing expense, $164 to cost of sales, and $106 to research and development expense.

Cost of Sales – Cost of sales includes costs related to product shipments, including materials, labor, overhead, inventory reserves, manufacturing variances, and other direct or allocated costs involved in the manufacture, warehousing, delivery, support and maintenance of products.  Cost of sales as a percentage of net sales stood at 73% and 66% for the three and nine month periods ended September 30, 2001, respectively, as compared to 68% and 61% for the three and nine month periods ended September 30, 2000, respectively.  These increases were due primarily to lower average selling prices for printers, unfavorable manufacturing variances as a result of lower unit volumes manufactured, and increased costs related to inventory and warranty reserves.  We expect that the conditions which impacted revenue will continue for the balance of 2001, causing cost of sales percentages to remain high.  Our future success will depend, in part, on our ability to develop and manufacture competitive higher margin products and continue to achieve cost reductions for our existing products.

Marketing and Selling – Marketing and selling expenses were 25% and 26% of net sales during the three and nine month periods ended September 30, 2001, respectively, as compared to 35% and 29% during the same periods of 2000, which represents a decrease in absolute dollars of 24% and 12%, respectively.  The decline for the quarter ended September 30, 2001 was due primarily to reduced labor and benefits, travel, advertising, promotional expenses and severance costs.   The decrease for the nine months ended September 30, 2001 was due primarily to reduced labor and benefits, relocation, travel expenses and lower severance costs, offset by an increase in the internal usage of our products.  We believe that lower labor and labor related costs will result in reduced marketing and selling expenses for the remainder of 2001.

Research and Development – Research and development expenses were 12% of net sales for both the three and nine month periods ended September 30, 2001 compared to 18% and 13% during the same periods of 2000.  In absolute dollars, research and development spending for the three and nine month periods ended September 30, 2001 decreased by 24% and 12%, respectively, as compared to the same periods of 2000. The decrease for both 2001 periods compared to 2000 dollar amounts (which included the abandonment of a project) was due primarily to reduced expenses for labor and benefits, offset by an increase in expenses for product prototyping and the internal usage of our products.  While we expect to continue to invest significant resources in our strategic programs and enhancements to existing products, we expect that lower labor and labor related expenses will result in lower research and development expenses for the balance of 2001.

General and Administrative – General and administrative expenses were 8% of net sales during both the three and nine month periods ended September 30, 2001 compared to 27% and 16% during the same periods of 2000 which represents a decrease in absolute dollars of 69% and 52% from the three and nine month periods ended September 30, 2000, respectively.  This decrease for both periods was due primarily to reduced legal fees and litigation costs related to litigation that was settled in the second and third quarters of 2000, lower labor and benefits costs, and lower severance costs.  We believe that reduced expenses for litigation and labor and labor related activities will continue to be realized for the balance of 2001.  Consequently, we expect general and administrative expenses to continue to decline relative to 2000 amounts.

Interest (Expense) Income - Net – Interest expense for the three and nine month periods ended September 30, 2001 was $170 and $516, respectively, as compared to $178 and $450 during the same periods of 2000.  Imputed interest on our financing obligation generated the expense.  Interest income for the three and nine month periods ended September 30, 2001 was $80 and $370, respectively, as compared to $243 and $574 during the same periods of 2000. A lower average amount of cash on hand during 2001 caused the reduced interest income.

Income Tax Provision – To the extent that future taxable income is dependent upon new products, we believe it is not prudent to rely on the related future income for the realization of deferred tax benefits and accordingly have fully reserved the tax benefit associated with the net loss for the three and nine month periods ended September 30, 2001.  We recorded $26 and $71 of tax expense related primarily to minimum tax payments to Delaware for the three and nine month periods ended September 30, 2001, respectively, compared to $2,035 and $1,062 for the same periods of 2000. The recording of tax expense instead of a tax benefit for the three and nine month periods ended September 30, 2000 was also due to an increase in the valuation allowance against deferred tax assets based on earnings estimates for future years that deemed that the benefit for the three and nine month periods of 2000, as well as previously recorded tax benefits, may not be realized.

Net Loss – The previously described elements caused the net loss percentage during the three and nine month periods ended September 30, 2001 to stand at 19% and 12% of net sales, respectively, as compared to net loss of 58% and 20% of net sales for the same periods of 2000.

Liquidity and Capital Resources

Cash balances decreased during the first nine months of 2001 by $7,850, consisting of operating, investing and financing cash outflows of $6,629, $872, and $349, respectively. During the first nine months of 2000, cash balances increased by $14,552, consisting of operating and financing cash inflows of $5,225 and $10,845, respectively, and investing outflows of $1,518.  Operating outflows during the 2001 period resulted as the year-to-date loss, increase in inventory, and a reduction in accounts payable and accrued expenses offset the collections of accounts receivable. Operating inflows during the 2000 period were a result of collection of accounts receivable and the decrease in the deferred tax asset offsetting the net loss and increase in inventory. Investing outflows during the first nine months of 2001 resulted from capital expenditures of $990, compared with $2,198 in the same period of 2000, primarily for computer and related systems, and tooling.  Financing cash outflows during the first nine months of 2001 resulted primarily from $471 of principal payments on our financing obligation. Financing cash inflows during the first nine months of 2000 resulted from the financing obligation related to the sale and subsequent leaseback of our headquarters property for net proceeds of $11,955, offset by an increase in restricted collateral deposits of $1,222 as security for the headquarters property lease.

At September 30, 2001, we no longer had a revolving line of credit with our bank.  We continue to investigate financing alternatives in lieu of the previous bank line of credit; however, we may be unable to obtain a replacement financing alternative on acceptable terms.

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

Risks and Uncertainties

          The following is a summary description of the many risks we face in our business.  You should carefully review these risks and the other information described in this report in evaluating our business.

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

          In addition, the availability and cost of components, the timing of expenditures for staffing and related support costs, marketing programs and research and development can have an effect on our operating results.  Of course, changes in general economic conditions and currency fluctuations can also affect quarterly performance.  We may experience significant quarterly fluctuations in net sales as well as operating expenses as a result of future new product introductions.  Our component purchases, production and spending levels are based upon forecast demand for our products. Accordingly, any inaccuracy in forecasting could adversely affect our financial condition and results of operations.  Demand for our products could be adversely affected by a slowdown in the overall demand for printer products or digitally printed images. Quarterly results are not necessarily indicative of future performance for any particular period.

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

The markets for our products are highly competitive and rapidly changing and we may not be successful in competing in these markets.

 The markets for our printers and supplies are highly competitive and rapidly changing. Our principal competitor is Hewlett-Packard, which dominates the CAD category of the wide-format inkjet market and is our principal competition in the graphic arts category.  Several new competitors, including Epson, have also entered the market.  In addition to direct competition in inkjet printers and related supplies, our products also face competition from other technologies in the wide-format market. The competition to sell ink, media and software products to the customer is also intense. Most of our current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than us. Our ability to compete in the wide-format inkjet market depends on a number of factors within and outside our control, including:

•    the success and timing of product introductions by us and our competitors;

•    selling prices;

•    product performance;

•    product distribution;

•    marketing ability;  and

•    customer support.

We are dependent on our distributors, VARs, dealers and OEMs to sell and market our products and they may not devote sufficient resources to this task to ensure our success.

Our sales are made through independent distributors, VARs, dealers and OEMs, which may carry competing product lines. We believe that our future growth and success will continue to depend in large part upon our distribution channels. They could reduce or discontinue sales of our products, which could have a material adverse effect on our business.  They may not devote the resources necessary to provide effective sales, service and marketing support of our products.  In addition, we are dependent upon their continued viability and financial stability, and many of them are organizations with limited capital.  They, in turn, are substantially dependent upon general economic conditions and other unique factors affecting the wide-format printer market.  Actual bad debts of our distributors, VARs, dealers and OEMs may in the future exceed recorded allowances resulting in a material adverse effect on our financial condition or results of operations.

In 2000, we moved from a two-tier (distributor) to a single-tier (VAR) distribution network in North America.  In the first quarter of 2001, we began to move to the single-tier distribution network in parts of Europe.  This transition has affected and will likely continue to affect sales for the remainder of the year.

A significant portion of our net sales is derived from sales to countries outside the United States and factors outside our control could adversely affect those sales.

For the nine month periods ended September 30, 2001 and 2000, sales outside the United States represented approximately 61% and 60% of our net sales, respectively.  We expect export sales to continue to represent a significant portion of our sales. The majority of our products sold in international markets are denominated in U.S. dollars; therefore an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in these markets.  Beginning in the first quarter of 2001, we began to denominate sales to certain European distributors and VARs in the Euro currency.  As a result, fluctuations in the Euro currency exchange rate relative to the U.S. dollar may expose us to some foreign currency exchange rate risk.  In addition, international sales and operations may also be subject to risks such as:

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

Our success is dependent, in part, on our ability to attract and retain qualified management and technical employees.  Competition for such personnel is intense.  The inability to attract additional key employees or the loss of key employees could adversely affect our ability to execute our business strategy.  While we do have severance and change in control agreements with certain members of senior management, we do not have employment agreements with them.  We may not be able to retain our key personnel.  We rely on industry consultants and other specialists to assist and influence decisions, keep abreast of technological and industry advances, and assist in other processes.

Our business may require substantial capital requirements that may not be available when needed.

Our business may require the commitment of substantial capital resources.  If funds are not available from operations, we will need additional funds.  Such additional funds may not be available when required on terms acceptable to us.  Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

Some of our components are supplied by single-source suppliers that may not be able to be replaced without disrupting our operations.

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

The market price of our common stock has fluctuated significantly since our initial public offering in December 1993.  We believe factors such as the following could cause further significant volatility in the price of the common stock:

•    fluctuations in our operating results;

•    shortfalls in sales or earnings from investor expectations;

•    general stock market trends;

•    announcements of developments related to our business;

•    general conditions in the computer peripheral market or the markets we serve;

•    general economic conditions;

•    announcements of technological innovations, new inkjet products or enhancements by us or our competitors;

•    developments in patents or other intellectual property rights;

•    adverse results of pending litigation; and

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our only financial instruments with market risk exposure are excess cash held in money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we currently maintain a portfolio solely of money market funds.

Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material impact on our financial condition, results of operations or cash flows.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

Foreign Currency Risk. Historically, export sales have represented a significant portion of our sales and we expect export sales to continue to represent a significant portion of our sales.  The majority of our products sold in international markets are denominated in U.S. dollars. Beginning in the first quarter of 2001, we began to denominate sales to certain European distributors and VARs in the Euro currency. As a result, fluctuations in the Euro currency exchange rate relative to the U.S. dollar may expose us to some foreign currency exchange rate risk. We do not enter into “hedging” transactions to manage such risk.  The revenue from these Euro transactions, as a percent of total sales, is currently insignificant and consequently, the gains or losses are not currently material.

Our sales offices in France, Germany, the United Kingdom and China incur costs which are denominated in local currencies.  As exchange rates vary, these costs, when translated, may vary from expectations and adversely impact overall expected results.  The effect of exchange rate fluctuations on these costs during the three and nine month periods ended September 30, 2001 and 2000 was not material.  Foreign currency transaction gains or losses are recorded in the results of operations.

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 2.        Changes in Securities and Use of Proceeds

None

Item 3.        Defaults upon Senior Securities

None

Item 4.    Other Information

None

Item 5.  Exhibits and Reports on Form 8-K

 (a)        Exhibits

              3.1             Certificate of Incorporation of the Company (filed as Exhibit 3.1). (1)

              3.2             Bylaws of the Company (filed as Exhibit 3.2). (1)

              3.3             Certificate of Designation for Series A Junior Participating Preferred Stock (filed as Exhibit 3.2).(2)

              4.1             Rights Agreement, dated as of March 19, 1998, between the Company and Harris Trust Company of California, which includes the Form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares as Exhibit C. (2)

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

(b)         Reports on Form 8-K – No reports on Form 8-K were filed during the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2001

ENCAD, Inc.
(Registrant)

/s/ Todd W. Schmidt
(Todd W. Schmidt)
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)